Form 10-K
period 1996-06-30
FIRST USA INC
filed 1996-09-27
CIK 883172

================================================================================

                      SECURITIES AND EXCHANGE  COMMISSION
                            WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K
                                   ---------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM                        TO
                         COMMISSION FILE NUMBER 1-11030

                                FIRST USA, INC.

               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)


                DELAWARE                               75-2291060
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
    INCORPORATION  OR  JURISDICTION)                 IDENTIFICATION NO.)

      1601 ELM STREET, 47TH FLOOR                        75201
             DALLAS, TEXAS                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (214) 849-3700


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                       NAME OF EACH EXCHANGE
                                                       ON WHICH THE COMMON STOCK
                                                        AND THE PREFERRED STOCK
        TITLE OF EACH CLASS                                 ARE REGISTERED
- -----------------------------------------              -------------------------
Common Stock, $.01 par value                            New York Stock Exchange
Mandatory Convertible                                   Chicago Stock Exchange
       Preferred Stock, $.01 par value                  Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

  As of September 13, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of First USA, Inc. Common Stock and Mandatory Convertible Preferred Stock as reported on the New York Stock Exchange on such date was approximately $3.5 billion. For purposes of such calculation, shares owned by directors and executive officers of the Company have been treated as owned by affiliates of the Company, although such treatment is not an admission of the affiliate status of any of such parties. As of September 13, 1996, there were outstanding 60,877,820 shares of First USA, Inc. Common Stock, $.01 par value, and 5,750,000 shares of First USA, Inc. Mandatory Convertible Preferred Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the 1996 Annual Report to Stockholders for the year ended June 30, 1996 are incorporated by reference into Parts II and IV. Portions of the definitive Proxy Statement for the First USA, Inc. Annual Meeting of Stockholders to be held November 6, 1996 are incorporated by reference into
Part III.

================================================================================

                                FIRST USA, INC.
                            1996 10-K ANNUAL REPORT
                               TABLE OF CONTENTS



                                    PART I
                                                                          PAGE
                                                                          ----
   ITEM 1.  Business....................................................     3
   ITEM 2.  Properties..................................................    18
   ITEM 3.  Legal Proceedings ..........................................    18
   ITEM 4.  Submission of Matters to a Vote of Security Holders.........    18

                                    PART II

   ITEM 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters ......................................     19
   ITEM 6.  Selected Financial Data....................................     19
   ITEM 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................     19
   ITEM 8.  Financial Statements and Supplementary Data................     19
   ITEM 9.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure .................................     19

                                   PART III

   ITEM 10. Directors and Executive Officers of the Registrant.........     20
   ITEM 11. Executive Compensation.....................................     23
   ITEM 12. Security Ownership of Certain Beneficial Owners and
             Management................................................     23
   ITEM 13. Certain Relationships and Related Transactions.............     23

                                    PART IV

   ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K..................................................     24


SIGNATURES
   Signature...........................................................     32

                                     PART I

ITEM 1.  BUSINESS

   First USA, Inc. (the "Company"), incorporated in 1989, is a Delaware corporation, which, through its wholly owned subsidiary, First USA Bank, is the fourth largest issuer of Visa and MasterCard credit cards in the United States. The Company's majority owned subsidiary, First USA Paymentech, Inc. ("First USA Paymentech"), engages in the credit card industry primarily as a payment processor of merchant bankcard transactions. The Company conducts its business through its wholly owned subsidiary, First USA Financial, Inc. ("First USA Financial"), which is the parent company of First USA Bank and the majority stockholder of First USA Paymentech.

   In March 1996, First USA Paymentech completed an initial public offering of its common stock. First USA Paymentech, through its wholly owned subsidiary, First USA Merchant Services, Inc. ("Merchant Services"), is the third largest payment processor of merchant bankcard transactions in the United States. First USA Financial owns approximately 77% of the outstanding shares of common stock of First USA Paymentech.

   First USA Federal Savings Bank ("First USA FSB"), a wholly owned subsidiary of the Company and its newest operating unit, is focused on expanding the Company's relationship with its Cardmembers. It expects to offer financial products related to significant life events of the typical household by using the Company's existing distribution system as a conduit for delivering multiple financial products. First USA FSB's portfolio of financial products now includes mortgages, insurance and installment loans and soon is expected to include remote banking, retail certificates of deposit, auto loans and other financial products. The Company expects that these new products will create incremental revenue and strengthen relationships with existing customers.

   The Company's other business units, conducted through other subsidiaries of First USA Financial and First USA Paymentech, provide services that complement First USA Bank's, First USA Paymentech's and First USA FSB's business operations. The address of the principal executive office of the Company is 1601 Elm Street, Dallas, Texas 75201 and its telephone number is (214) 849-3700.

FIRST USA BANK

   First USA Bank, located in Wilmington, Delaware, is the fourth largest issuer of Visa and MasterCard credit cards in the United States, with more than 14.3 million credit cards issued and $18.7 billion in managed credit card loans outstanding as of June 30, 1996. First USA Bank's revenues derive primarily from interest income on its credit card loans and investments, securitization income, interchange income and credit card fee income. Its primary cash expenses include the cost of funding credit card loans, credit losses, salaries and employee benefits, marketing expenses, processing expenses and income taxes.

   Products

   First USA Bank offers a broad array of bankcard products to targeted segments of creditworthy consumers. First USA Bank's primary target market is experienced users of general purpose credit products. The strategy of First USA Bank is to offer uniquely tailored individualized products to profitable consumer segments.

   First USA Bank markets over 1,000 credit card products to customers throughout the United States. These products cover a range which includes standard card products, those that are identified and developed through datamining efforts, as well as products that are developed and marketed through partnership relationships. Products include designs that are tailored to an individual's lifestyle, profession or interest; those that are built around affiliations, such as universities or fraternal organizations, co-brand relationships and programs with financial institutions; an upscale platinum card product; and the most individualized product offering, a First USA Images Photocard.

   First USA Bank's products feature low interest rates, specific features and benefits, unique card design and individualized credit lines. First USA Bank's strategy is to target customers through a carefully matched combination of
pricing, credit analysis and packaging.   Rates, fees, other features and credit
lines offered
vary depending on the profile of targeted prospect groups. First USA Bank generally markets its products with low introductory and regular rates and no annual fee.

   In line with its product diversity, First USA Bank has built and maintains a broad set of distribution channels. First USA Bank is one of the leading direct mailers and telemarketers in the industry and manages a large active sales force to distribute its product via fairs, tradeshows and other events. First USA Bank also markets its products through an array of Internet web sites and utilizes other direct response media channels for distribution.

   As of June 30, 1996, First USA Bank had 10.9 million accounts of which 74% were First USA brand accounts and 26% were partner accounts.

   Product Pricing

   First USA Bank's pricing philosophy reflects a risk-based pricing approach where customers with better credit qualifications generally merit more favorable
pricing.   Pricing parameters include a combination of the annual percentage rate, late, overlimit, returned check, cash advance and other fees, corresponding credit limits and ancillary features and services.

   Introductory rates on accounts are generally fixed annual percentage rates. First USA Bank issues accounts with floating monthly periodic finance charge rates that adjust periodically according to an index such as the "Prime" rate, and accounts with fixed monthly periodic finance charge rates. These rates can be repriced by First USA Bank by giving 30 days' advance notice to the Cardmember. Existing card products generally have no annual fee. Cardmembers also generally receive a grace period on purchases and credit line checks if all balances shown in the billing statement are paid by the payment due date, which is approximately 23-25 days from the previous cycle billing date.

   Growth Strategy and Account Origination

   To achieve steady and diversified growth, First USA Bank originates credit card accounts through several different programs: (i) First USA brand products,
(ii) partnership products such as affinity group, financial institutions, sports marketing and co-branding programs, and (iii) the acquisition of credit card portfolios from other financial institutions. These programs (excluding portfolio acquisitions) use direct mail, telemarketing, take-one application displays, events, media and the Internet as channels to market First USA Bank's products. Management believes that such multi-faceted account origination programs help to ensure balanced and reliable growth for First USA Bank. The following table shows the number of accounts originated by source.


Source:                      1992      1993       1994       1995       1996
- ------                      -------  ---------  ---------  ---------  ---------
First USA brand products    431,000    934,900  1,553,900  2,696,400  2,713,398
Partnership products        139,100    229,300    409,100    678,400    988,838
                            -------  ---------  ---------  ---------  ---------
    Sub-total               570,100  1,164,200  1,963,000  3,374,800  3,702,236
Portfolio acquisitions        8,100     18,800      4,600      8,400     94,983
                            -------  ---------  ---------  ---------  ---------
    Total                   578,200  1,183,000  1,967,600  3,383,200  3,797,219

   The First USA brand direct solicitation program represents the greatest share of new account origination. First USA Bank has historically emphasized direct solicitation as a source of new accounts as its expertise has increased through experience and the benefit of numerous marketing, credit and risk management
tests.   Currently, First USA Bank conducts national direct mail and telemarketing solicitation to geographic areas that have been selected from a process that includes a rigorous analysis of the economic indicators of each
region of the nation and targets the most favorable regions.   First USA Bank
carefully targets consumers through various datamining methods and targeting models. First USA Bank aligns the product offering with the target customer segment along with the number and sequence of offers in order to maximize penetration, response rates and usage.

   The affinity group, financial institutions and sports marketing programs are partnership programs which involve the active participation of endorsing organizations. The affinity group marketing program involves the solicitation of prospective individual Cardmembers from identifiable groups with a common interest or affiliation. In this program, First USA Bank has entered into
exclusive marketing arrangements with a number of affinity groups.   First USA
Bank typically pays referral compensation to the affinity groups for each new account generated. First USA Bank has a similar relationship with certain professional sports organizations.

   In its financial institutions program, the Company maintains exclusive marketing partnership relationships with banks, as well as mortgage companies, insurance companies, brokerage firms and other financial institutions. Through this program, participating financial institutions offer Visa and MasterCard products to their customers without becoming primary issuers. In addition to placing the name of the participating financial institution on the front of the plastic card, First USA Bank typically pays a referral fee for each account. First USA Bank believes that the endorsement of the participating financial institution reduces overall origination costs and encourages Cardmember usage.

   First USA Bank also participates in co-branding, which involves a partnership between First USA Bank and a consumer products or services company to solicit
the customers of such company.   Companies such as airlines, oil and gas
companies, catalog companies and general retailers participate with financial institutions in co-branding programs. First USA Bank typically pays a portion of on-going revenue to the co-branding partner, with the benefit of such payment generally accruing to the customer in the form of "points" which can then be redeemed with the co-branding partner.

   First USA Bank currently has relationships with over 1,000 partners in these various programs. Management believes this network is one of the largest of its kind in the nation.

   First USA Bank has made portfolio acquisitions in the past, but does not plan to rely on such transactions in order to achieve growth and earnings targets. While acquisitions are possible in the future, management believes that such transactions should be pursued only if favorable terms can be negotiated.

   Risk Management

   Account Risk Management.   First USA Bank has installed an integrated risk
management process that manages credit planning and policy, credit extension, portfolio management, security and collections to bring a coordinated approach to managing portfolio risk.

   First USA Bank's delinquency and net credit loss rates at any time reflect, among other factors, the quality of the credit card loans, the average seasoning of First USA Bank's accounts, the success of First USA Bank's collection efforts and general economic conditions.

   As a result of a slower rate of growth, intense competition and the overall softening in consumer credit, delinquency and net credit loss rates for First USA Bank trended higher during fiscal 1996. Over the past fiscal year, new unseasoned loans became a smaller percentage of managed credit card loans, which contributed to the increase in managed delinquency and managed credit card loss rates. In light of these conditions, First USA Bank continued to tighten and refine credit underwriting throughout the year. The managed delinquency rate at June 30, 1996 was 4.33%, and the managed net credit loss rate for fiscal 1996 was 3.38%.

   First USA Bank's focus continues to be to optimize the profitability of each account within the context of acceptable risk characteristics. First USA Bank has developed a credit process through the experience of numerous marketing, credit and risk management tests which provides First USA Bank with a reliable basis for predicting the asset quality of new accounts. First USA Bank also believes that its frequent and early contact with delinquent customers, as well as active portfolio management, has a significant impact on predicting delinquency trends and managing net credit losses.

   Product Planning. First USA Bank believes that successful credit card origination programs require the matching of the proper product to the appropriate segment of creditworthy potential customers. There is a strong emphasis on testing changes in credit policies and accelerating performance measurements before creating significant programs. First USA Bank has utilized a policy of offering new criteria or services to small test groups in order to monitor performance against target results. When programs have been determined to be feasible, First USA Bank will expand or modify account generation activities. Program performance is continually monitored using characteristic and tenure
analysis.   Performance significantly different from planned levels activates adjustments to bring the next tenure group or program into acceptable ranges of performance. Account origination programs are designed to achieve a multi-year profitability target at acceptable risk levels. All programs and significant acquisitions have individual profit and loss statements. Management monitors profit and loss statements of individual programs to confirm that First USA Bank's profitability goals are being achieved.

   Credit Extension. First USA Bank's credit extension process is designed to bring consistency in credit practices and operating efficiencies. First USA Bank has employed a high degree of automation in its use of scoring technology and verification procedures with judgmental review by highly qualified, experienced credit analysts when necessary. The credit evaluation process is based on proprietary scores developed in cooperation with nationally recognized scoring firms and tailored to individual programs. These scores are continuously validated, monitored and maintained by First USA Bank and feedback of results is utilized to insure optimal score performance. The scoring process is selectively supplemented with judgmental review and verification. One of the principal values of these scores is to provide a highly consistent, measurable way to make decisions regarding applications and to evaluate risk and modify credit extension policies in the future.

   First USA Bank proactively conducts periodic portfolio credit line increase programs to ensure that its Cardmembers in good standing have adequate credit to meet their needs. Line increases are considered to be strategically important both as a service to customers and as a tool for increasing usage and enhancing the ability to retain accounts.

   Portfolio Management. Active portfolio management is essential to moderate risk levels as well as ensure Cardmember loyalty and enhance profitability. The risk management activities are effected through the authorization process, security controls and transaction risk assessment. The risk control process is driven by an internal score which assesses the likelihood that an account will become seriously delinquent. All accounts are scored each month and the resulting score is used to manage the authorization process, line increase/decrease evaluation and collections strategies.

   The authorization process combines networks maintained by Visa and MasterCard with an on-line, real-time authorization system. The network has been set to bring as many authorization requests as possible to the authorization system to allow the most up-to-date evaluation of an account's status. First USA Bank uses an authorization system which allows flexibility in designing authorization strategies based on risk control and service enhancement. First USA Bank also utilizes numerous state of the art systems and techniques to limit its fraud risk from lost or stolen cards, mail intercept, fraudulent accounts and counterfeiting.

   In addition to credit line management programs, First USA Bank has developed and tested a wide variety of initiatives designed to increase Cardmember utilization of First USA Bank cards and assist in customer retention in this highly competitive environment. Current programs include upgrading qualified Cardmembers to gold or platinum cards, providing an array of specially designed cards from which the Cardmember can select a favorite at renewal, and offering an individualized First USA Images Photocard where a favorite photo can be selected for the front of the card.

   Collections. First USA Bank's collection activities are characterized by extensive automation, differing collection practices according to the reasons for delinquency and varying levels of intensity based on balance, stage of delinquency and risk score. First USA Bank believes that frequent and early contact with delinquent Cardmembers maximizes Cardmember return to active paying status. First USA Bank's policies attempt to encourage Cardmembers to pay delinquent amounts. Once an account has established a payment pattern with three consecutive minimum payments, First USA Bank's policies provide that it can be re-classified to current status. An account can be reaged only once in a 12-month period.

   Accounts are charged off immediately prior to the end of the seventh billing cycle after having become contractually past due unless a payment has been received in an amount sufficient to bring the account into a different delinquency category or to bring the account current. Charged off balances are subject to extensive collection efforts to recover the balance due.

   Technology/Systems and Customer Service

   The Company believes that, in order to remain efficient and responsive to changing business conditions and objectives, it is essential to apply technology, systems and management information capabilities consistent with changing trends in the credit card industry. Consistent with this belief, the Company's strategy through the years has been to invest in technology in order to reduce costs and improve quality. Applying its advanced technology, First USA Bank is able to test hundreds of potential new products each year and target new products to those customers who have indicated an interest in such products.

   The Company believes that customer satisfaction and the Company's responsiveness and availability are keys that enhance and extend First USA Bank's relationships with its customers, and that its ability to achieve customer satisfaction is significantly enhanced by a high level of automation. First USA Bank offers 24-hour service, 365 days a year, along with an audio response service that provides basic information to Cardmembers on an automated basis through a touch-tone phone. First USA Bank has a "point-of-contact" service program to enable action to be taken and completed on an account through a variety of automated processes during the customer call rather than requiring a call-back, written correspondence or additional paperwork. First USA Bank has imaging and processing technology in the Cardmember service areas that link all Cardmember account information, statements and correspondence and make it available on a real-time basis to Cardmember service representatives. With the recent installation of massively parallel processing architectures which allow it to more efficiently process larger quantities of relevant data, the Company believes that it has become one of the largest and most sophisticated users of data warehousing technology in the nation. When combined with intelligent workstations, expert systems and advanced imaging technology, the Company believes that its processing technology is at an advanced level relative to the Company's competitors and supports the Company's commitment to Cardmember satisfaction.

   Bank Funding and Liquidity

   First USA Bank's primary methods of funding include credit card securitizations, issuing certificates of deposit in amounts of $100,000 or greater, bank notes and other borrowings and federal funds purchased from financial institutions. In addition, First USA Bank maintains facilities totaling $2.5 billion which provide for the securitization of receivables on a revolving basis through the issuance of commercial paper ($1.0 billion), and a committed bank facility for introductory rate credit cards ($1.5 billion). Securitizations, certificates of deposit, bank notes and other borrowings provide long-term funding. The federal funds purchased from financial institutions provide significant diversification as amounts are generally limited to $10 million per financial institution. This program, which is designed for financial institutions that utilize other services of the Company, has proven to be a very stable and cost effective source of funding.

   Excess liquidity of First USA Bank is invested primarily in variable rate U.S. government agency mortgage-backed securities, which enhance yield and provide a source of secondary liquidity through repurchase agreements, overnight federal funds and short-term U.S. Treasury securities. The Asset and Liability Committee, consisting of executive management, reviews and manages all funding and liquidity decisions.

   Competition

   First USA Bank competes with national, regional and local issuers of Visa and MasterCard credit cards. In addition, American Express, Discover Card and Diners Club represent additional competition in the general purpose credit card market in the United States. First USA Bank does not believe that single purpose or "private label" credit cards such as oil company, department store or telephone credit cards represent a significant competitive threat. First USA Bank believes that, based on its experience, the principal factors determining market success are product quality, competitive pricing, targeted marketing, superior customer service and low operating costs.

     As a marketer of credit products, the Company faces intense competition from numerous providers of financial services. Many of these companies are substantially larger and have more capital and other resources than the Company. Although the Company believes it is generally competitive, there can be no assurance that its ability to market its services successfully or to obtain adequate yields on its loans will not be impacted by the nature of the competition that now exists or may develop.

   In seeking funding from the public, First USA Bank faces competition from banks, savings institutions, money market funds, credit unions and a wide variety of other entities that take deposits and/or sell debt securities, some of which are publicly traded. Many of the competitors are larger and have more capital and other resources than First USA Bank. There can be no assurance that competition from these other borrowers will not increase First USA Bank's cost of funds.

FIRST USA PAYMENTECH

   First USA Paymentech, through Merchant Services, engages in the credit card industry primarily as a payment processor of bankcard transactions. According to published industry sources, Merchant Services is the third largest payment processor of bankcard transactions in the United States, with sales volume processed of approximately $30.9 billion in approximately 574 million transactions in fiscal 1996. In addition, through its wholly owned subsidiary, First USA Financial Services, Inc. ("Financial Services"), First USA Paymentech began in September 1995 to actively market and issue commercial cards to businesses and other entities. Commercial cards facilitate centralized business-to-business payment procedures and reporting, replacing traditional direct payment methods.

   Payment Processing

   General. First USA Paymentech markets its services directly to merchants and indirectly through financial institutions and sales agents, which in turn market the processing services to merchants.

   The principal operations of First USA Paymentech are located in Dallas, Texas, with a number of additional sales and other support offices throughout the United States.

   First USA Paymentech uses a number of proprietary and third party national networks for its authorization, capture and merchant accounting services, including its internal proprietary network and settlement system. First USA Paymentech has entered into agreements with several third party vendors who provide merchant accounting, network and other processing services to First USA Paymentech. Other services are provided by First USA Paymentech's internal data processing systems. First USA Paymentech has emphasized converting existing merchants to, and installing new merchants on, First USA Paymentech's internal data processing systems, which have operating costs that are lower than the costs of obtaining data processing services from third party vendors. First USA Paymentech's internal network provides authorization, capture, settlement and reporting capabilities to its merchants.

   In furtherance of First USA Paymentech's strategy of converting volume to internal systems, in August 1996, First USA Paymentech acquired GENSAR Holdings, Inc. ("GENSAR"), the largest independent third party processor and one of the premier providers of electronic draft capture and authorization services for financial institutions and sales agents, processing approximately 300 million transactions annually. This acquisition provided First USA Paymentech with new and advanced capabilities and product offerings which it previously outsourced. By converting more volume to its internal systems, First USA Paymentech believes it can develop and deliver unique products to the merchant community.

   Products. First USA Paymentech offers a wide range of quality products and services related to payment processing, which are known as Paymentech Solutions. First USA Paymentech's proprietary and third party licensed software applications and equipment permit authorization and capture of Visa, MasterCard, Diners Club, Carte Blanche, JCB, American Express and Discover transactions, as well as offering settlement for Visa, MasterCard, Diners Club, Carte Blanche and JCB transactions. First USA Paymentech also provides value-added services in connection with its processing systems, including on-line data access, electronic mail communication capabilities and customized reporting features. First USA Paymentech has the equipment and applications which permit it to process credit, charge, debit and private label card transactions.

   Paymentech Solutions include products and PC-support software targeted to specific industries. In addition to the general retail electronic draft capture programs, Paymentech Solutions provide products that meet the unique needs of the lodging, dining and direct response industries.

   Net Revenue. First USA Paymentech's net revenue is generated primarily from fee income earned under processing agreements with merchants, financial institutions and sales agents, which is partially offset by Visa and MasterCard interchange and assessments. First USA Paymentech also receives income for several value-added services it provides, such as enhanced reporting options and terminal products it sells and leases to merchants.

   The processing fees charged to a particular merchant vary with the total dollar amount processed, average purchase amount and number of transactions processed for the merchant. There are two primary billing methods, each using a per-transaction basis for calculating fees. The first billing method, the discount rate method, is the traditional billing method and is most common for smaller merchants. Under this billing method, a discount rate is charged for each transaction. The other billing method is the per item or transaction fee pricing method. Under this billing method, the merchant is billed a flat fee per transaction, plus Visa and MasterCard interchange and assessments and certain per item fees. Larger merchants often prefer this pass-through billing method to the discount rate method. Financial institutions and sales agents are also generally charged using the per item or transaction fee billing method.

   First USA Paymentech's principal transaction expenses are Visa and MasterCard interchange and assessments. Interchange fees are stated fees charged by Visa and MasterCard to reimburse card issuing banks for the risk of transaction fraud, processing expenses and funding during the period from purchase to payment. The fee schedules are set by Visa and MasterCard, and are based upon the type of merchant, transaction type (electronic or paper-based) and settlement time. Interchange fees generally range from 1.25% to 2.1% of the transaction amount. Although interchange rates vary by merchant industry, they are uniform among payment processors. Assessments are stated fees charged by Visa and MasterCard to fund their internal operations. Assessments are also uniform among payment processors.

   Operating Strategy. In order to remain competitive in the payment processing industry, First USA Paymentech continues to dedicate significant resources to acquiring and developing unique products and services that will lower costs, generate new sales and reduce customer attrition. The resulting proprietary products, along with continuing systems enhancements and operating efficiencies, provide improved services for its merchants, and First USA Paymentech believes its dedication to developing these products will allow it to remain highly competitive in the industry.

   Growth Strategy. First USA Paymentech focuses its sales and marketing efforts on four distinct areas for obtaining new merchant customers: direct merchant sales, financial institutions, sales agents and acquisitions. Additionally, First USA Paymentech benefits from the continuing expansion of the markets which now accept bankcards but have traditionally been cash payment markets.

          Direct Merchant Sales. One aspect of First USA Paymentech's growth strategy relies on sales volume growth from merchants that are solicited directly through First USA Paymentech's internal sales force. Direct merchants are the most profitable segment of First USA Paymentech's portfolio. First USA Paymentech intends to continue to aggressively seek new direct merchant customers of all sizes, especially within those industries in which First USA Paymentech's products and services exhibit a significant advantage, including the dining, lodging, hospitality and direct response industries.

          Financial Institutions. First USA Paymentech markets to local, regional and national financial institutions. First USA Paymentech offers the financial institutions dedicated account representatives who work directly with each financial institution's staff to develop merchant business for the financial institution. In this program, First USA Paymentech generally assumes the marketing and support functions.

          Sales Agents. Sales agents solicit new customers on behalf of First USA Paymentech. The sales agents provide varying degrees of customer service to the merchants which First USA Paymentech approves for processing. The fees charged to sales agents by First USA Paymentech vary based upon level of service provided, allocation of risk of loss and transaction volume.

          Acquisitions. First USA Paymentech has completed a number of acquisitions and continues to consider acquisition opportunities as a component of its growth.

   The Company acquired all of the outstanding stock of Litle & Company, Inc. ("Litle") and subsequently merged Litle's operations with First USA Paymentech. In addition, First USA Paymentech acquired certain assets of DMGT Corporation ("DMGT"). Each of these acquisitions occurred during the first quarter of fiscal 1996, prior to which both Litle and DMGT were significant providers of processing services for the direct response industry. Direct response processing is a highly specialized area with unique processing requirements, particularly in the areas of risk management and chargeback resolution. In connection with these acquisitions, First USA Paymentech acquired approximately $10.2 billion in annual sales volume processed, of which $4.3 billion represented additional sales volume processed for First USA Paymentech. The remaining sales volume was formerly processed by First USA Paymentech for Litle as a sales agent of First USA Paymentech. As a result of the Litle acquisition, pricing of merchants associated with Litle converted from a wholesale basis to a direct basis and thus improved profitability for First USA Paymentech.

   In August 1996, First USA Paymentech acquired GENSAR, the largest independent third party processor and one of the premier providers of electronic draft capture and authorization services for financial institutions and sales agents. GENSAR processes approximately 300 million transactions annually. This acquisition provided First USA Paymentech with new and advanced capabilities and product offerings which it previously outsourced. The Company expects to recognize cost savings from efficiencies generated due to the consolidation of its internal systems with GENSAR's existing network.

   Merchant Portfolio. First USA Paymentech serves a diverse portfolio of merchant clients that are concentrated in a number of industries. The largest industry categories as of June 30, 1996 were retail (34%), direct response (33%), travel and entertainment (14%) and service stations (12%). First USA Paymentech provides transaction processing for large national accounts, as well as for many smaller, regional merchants. No one merchant represents in excess of 5% of First USA Paymentech's annual sales volume processed.

   New Product Initiatives. Given the large market potential for Internet transactions, First USA Paymentech is exploring processing methods that are secure and effective on the Internet. First USA Paymentech is testing several alternative approaches to the conduct of on-line commerce using bankcard accounts. There are several solutions designed to secure information by providing an encryption program on-line to cardholders and merchants for transacting business and transmitting bankcard information over the Internet. Other solutions use off-line means to establish a user account and verify and approve transactions using electronic mail. Each method provides a potential solution to the immediate need for Internet transaction processing.

   Credit. Visa and MasterCard require that an in-depth examination of the merchant be performed prior to processing for the merchant. First USA Paymentech has established a credit review policy that exceeds the minimum Visa and MasterCard standards and examines other significant areas identified through its experience in the payment processing business.

   After merchants begin processing, First USA Paymentech reviews unusual activity on a daily basis. Visa and MasterCard have established minimum standards for weekly review. First USA Paymentech believes that its daily procedures generally exceed these standards. If fraudulent activity is discovered, the merchant is terminated and placed in the Combined Terminated Merchant File, a database of merchants who have violated Visa and MasterCard rules in the past, so that future processors will be aware of previous problems. First USA Paymentech has had minimal losses due to merchant fraud because of the initial credit review and the extensive monitoring procedures that are in place.

   First USA Paymentech also reviews potential merchants based upon the merchant's industry. According to Visa and MasterCard rules, First USA Paymentech has contingent liability for chargeback transactions. For most industry types, a chargeback and potential First USA Paymentech liability is unlikely and limited because the product or service charged by the cardholder is delivered upon payment. However, for industries where the card is not present at the time of the transaction, such as in the direct response industry, which includes the mail order and telephone order businesses, First USA Paymentech's potential liability is greater. First USA Paymentech takes these and other risks into account in making its credit determinations with respect to potential new merchants. At June 30, 1996, First USA Paymentech had cash reserves from certain customers aggregating approximately $18.4 million as an offset to potential contingent liabilities that are the responsibility of such customers. These cash reserves are primarily related to merchants in the direct response industry. Credit losses for merchant processing incurred by First USA Paymentech relating to such contingent liabilities were approximately $640,000, $310,000 and $390,000 in fiscal 1996, 1995 and 1994, respectively, compared to total sales volume processed in such periods of $30.9 billion, $20.1 billion and $18.4 billion, respectively. The Company believes that this loss history is significantly better than that of the industry. First USA Paymentech is not exposed to cardholder credit losses.

   Competition. The payment processing market is highly competitive. Uniform interchange requirements and Visa and MasterCard compliance rules limit significant pricing variances among processors. Therefore, First USA Paymentech competes on the basis of customer service, product features, processing speed and systems reliability, and the Company believes that these are the critical factors analyzed by merchants when choosing a payment processor.

   Commercial Cards

   First USA Paymentech's commercial card operations are located in Murray, Utah. First USA Paymentech markets and issues commercial cards to businesses and other entities that facilitate centralized business-to-business payment procedures and reporting, replacing traditional direct payment methods. First USA Paymentech began to actively market and issue its commercial cards in September 1995 following receipt of an initial capital contribution of $16.1 million.

   First USA Paymentech's current operating and growth strategies are to aggressively market its commercial card products and develop customer relationships that will provide strategic business opportunities for growth.
The Company believes that it is in a unique position to benefit in its account origination and growth and marketing efforts from the existing partnerships and relationships that First USA Paymentech, First USA Bank and the Company's other affiliates have established. In addition to developing its own partnerships with financial institutions, corporations and other entities, First USA Paymentech expects to realize significant synergies from existing customer relationships established by its affiliates, and can rely upon its existing telemarketing and other sales and marketing structures. First USA Paymentech expects its commercial card operations to become profitable in late fiscal 1997. The losses associated with this operation did not have material impact on the consolidated results of First USA Paymentech in fiscal 1996 and First USA Paymentech believes that its losses associated with this operation will not have a material impact on the consolidated results of First USA Paymentech in fiscal 1997.

   First USA Paymentech offers various types of Visa and MasterCard cards to its customers. The origination and servicing of Visa and MasterCard accounts is subject to the terms and conditions of membership in Visa and MasterCard.

   First USA Paymentech offers its products to its customers for use by officers, directors, employees and other individuals designated by a customer in connection with business expenditures by such individuals. Each account is subject to an agreement with the customer governing the terms and conditions of the related Visa and MasterCard account, as well as agreements with each individual Cardmember.

   First USA Paymentech's product offerings include corporate cards, which are non-revolving charge cards designed for use by medium to large companies for travel and entertainment expenditures; purchasing cards, which are non-revolving charge cards designed for use by medium to large companies, and are used by employees who are responsible for making regular purchases of equipment, supplies and services on behalf of the customer; and business cards designed for use by small to medium companies for routine business purchases, including travel and entertainment expenditures and equipment and supply purchases, and which offer a revolving line of credit to Cardmembers at a floating interest rate which adjusts monthly based upon the "Prime" rate determined on a specified date. First USA Paymentech also offers access to a cardless account through which purchases can be made by authorized users for specific types of charges or charges made with specific vendors.

   First USA Paymentech competes with national, regional and other issuers of commercial cards. In seeking funding from the public, First USA Paymentech faces competition from banks, savings institutions, money market funds, credit unions and a wide variety of other entities that take deposits and/or sell debt securities. The primary methods of funding include issuing certificates of deposit and other borrowings. Excess liquidity is invested in overnight reverse repurchase agreements and other short-term investments.

OTHER SIGNIFICANT SUBSIDIARIES

   First USA FSB, the Company's newest operating unit, received its charter from the Office of Thrift Supervision in March 1996, and the Federal Deposit Insurance Corporation (the "FDIC") approved its application for deposit insurance in April 1996. First USA FSB's focus will be on expanding the Company's relationship with its Cardmembers. It expects to offer multiple financial products related to significant life events of the typical household by using the existing distribution system of the Company as a conduit for delivering such financial products. First USA FSB's portfolio of financial products now includes mortgages, insurance and installment loans and soon is expected to include remote banking, retail certificates of deposit, auto loans and other financial products. First USA FSB will directly offer some of these products and will partner with other entities for the remaining products. These new products are designed to create incremental revenue and strengthen relationships with existing customers.

   First USA Capital Markets, Inc. ("First USA Capital Markets"), a subsidiary of First USA Financial, is a registered broker-dealer that primarily seeks and obtains funding sources for First USA Bank, Financial Services and First USA FSB. In addition, First USA Capital Markets manages each such entity's investment portfolio, which is available as a secondary liquidity source, and buys and sells federal funds on behalf of each such entity. First USA Capital Markets also provides investment portfolio management services to many of the Company's financial institutions.

   First USA Management, Inc., another subsidiary of First USA Financial, provides various administrative services to the Company and its subsidiaries including accounting, legal, human resources, administrative services and office space.

EMPLOYEES

   As of June 30, 1996, the Company and its subsidiaries had over 3,800 employees. A central part of the Company's philosophy is to attract and maintain a highly capable staff. The Company views current employee relations to be satisfactory. None of the Company's employees are covered under collective bargaining agreements.

REGULATION OF FIRST USA BANK, FINANCIAL SERVICES AND FIRST USA FSB

   First USA Bank and Financial Services are banking organizations chartered under state law, the deposits of which are insured by the Bank Insurance Fund (the "BIF") of the FDIC, up to applicable limits. First USA Bank is a Delaware-chartered banking corporation subject to comprehensive regulation and periodic examination by the Delaware State Bank Commissioner. Financial Services is an industrial loan corporation chartered under Utah law, that is subject to comprehensive regulation and periodic examination by the Utah Department of Financial Institutions. Financial Services received FDIC approval and an initial cash capital contribution of $16.1 million in September 1995.

   First USA FSB is a federal savings bank, the deposits of which are insured by the Savings Association Insurance Fund (the "SAIF") of the FDIC, up to applicable limits. First USA FSB is subject to comprehensive regulation and periodic examination by the Office of Thrift Supervision (the "OTS").

   Both First USA Bank and Financial Services are subject to regulation and periodic examination by the FDIC, which also has back-up enforcement authority under federal law over First USA FSB.

   The federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of First USA Bank, Financial Services and First USA FSB (together, the "Banks"). The following description of statutory and regulatory provisions, which is not intended to be a complete description of these provisions or their effects on the Banks, is qualified in its entirety by reference to the particular statutory or regulatory provisions or proposals.

   Holding Company Status

   Neither the Company nor First USA Financial is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), as a result of its ownership of First USA Bank or First USA FSB, because each of such entities meet certain criteria that cause them to be exempt from the definition of a "bank" under the BHCA. Similarly, neither the Company, First USA Financial nor First USA Paymentech is a bank holding company under the BHCA, as a result of its ownership of Financial Services, because Finan cial Services is not a "bank" under the BHCA. If either First USA Bank, First USA FSB or Financial Services failed to meet the criteria for the exemptions discussed above, the Company and First USA Financial (in the event that any of the Banks no longer satisfied the exemptions) and First USA Paymentech (in the event that Financial Services no longer satisfied the exemptions) would become subject to the BHCA. The Company believes that being subject to the BHCA would not restrict, curtail, or eliminate any of the Company's, First USA Financial's or First USA Paymentech's operations or activities at current levels.

   The Company and First USA Financial are each registered savings and loan holding companies, as a result of their ownership of First USA FSB. Each operates as a unitary savings and loan holding company. Generally, there are few restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries. If either company ceased to be a unitary savings and loan holding company as a result of its acquisition of an additional savings institution, the types of activities that the Company and its non-savings association subsidiaries would be able to engage in would be further restricted.

   Dividends and Transfers of Funds

   The principal source of funds for the Company to pay dividends on stock, make payments on debt securities and meet other obligations is dividends from its direct and indirect subsidiaries. There are various federal and state limitations on the extent to which the Banks can supply funds to their respective holding companies and their affiliates through dividends, loans or otherwise. Under federal law, none of the Banks may declare dividends or make any capital distributions if, after payment of such dividend or other distribution, the Bank would fall within any of the three undercapitalized categories under the prompt corrective action standards of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). In addition, First USA FSB is required to give the OTS at least 30 days' advance notice of any proposed dividend or else such dividend will be invalid. Under OTS regulations, other limitations apply to First USA FSB's ability to pay dividends, the magnitude of which depends upon the extent to which the bank meets its regulatory capital requirements.

   State laws additionally restrict the ability of each of First USA Bank and Financial Services to pay dividends. Under both Delaware and Utah law, directors of a credit card institution and industrial loan company, respectively, may declare dividends out of net profits, subject to a requirement that the institution replenish its surplus account until it reaches 100% of its capital stock. Under the current capital adequacy guidelines adopted by the FDIC, First USA Bank's stockholders' equity available for dividends to meet the requirements of an "adequately capitalized" institution was approximately $524 million at June 30, 1996. As of June 30, 1996, each of the Banks met the capital requirements of a "well capitalized" institution.

   In addition to the dividend restrictions described above, each of the Banks is subject to Sections 23A and 23B of the Federal Reserve Act governing transactions between an insured depositary institution and its affiliates, as well as general federal and state regulatory oversight to assure safety and soundness.

   Liability for Commonly-Controlled Institutions

   A depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of any commonly-controlled FDIC-insured institution, or for any assistance provided by the FDIC to such commonly-controlled institution which is in danger of default. First USA Bank, Financial Services and First USA FSB are commonly-controlled insured depository institutions for purposes of this provision.

   Capital Adequacy

   First USA Bank and Financial Services are subject to capital adequacy guidelines adopted by the FDIC. These guidelines include, generally, a minimum ratio of Tier 1 capital to risk-weighted assets (which are the credit risk equivalents of balance sheet items and certain off-balance sheet items, such as stand-by letters of credit) of 4% and a minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of 8%. In addition, the guidelines provide for a minimum "leverage ratio" of Tier 1 capital to total assets of 3% for the most highly-rated institutions, and not less than 4% for all other institutions. The FDIC's risk-based and leverage ratios are minimum supervisory ratios generally applicable to banks that meet certain specified criteria, including having the highest regulatory rating. Banks not meeting these criteria are expected to operate with capital positions well above the minimum ratios. Failure to meet applicable capital guidelines could subject First USA Bank and Financial Services to a variety of enforcement remedies available to federal regulatory authorities, including, in the most severe cases, the termination of deposit insurance by the FDIC or placing the institution into conservatorship or receivership.

   As of June 30, 1996, First USA Bank's risk-based Tier 1 capital ratio was 19.85%, its risk-based total capital ratio was 24.71% and its Tier 1 leverage ratio was 10.91%. As of June 30, 1996, Financial Services' risk-based Tier 1 capital ratio was 163%, its risk-based total capital ratio was 164% and its Tier 1 leverage ratio was 60%.

    First USA FSB is subject to capital regulations of the OTS that are substantially similar to the FDIC's capital adequacy guidelines. As of June 30, 1996, First USA FSB's tangible capital ratios were each 97.84% and its risk-based capital ratio and its Tier 1 capital ratios were each 630.90%, which reflects the start-up nature of its operations.

   FDICIA. FDICIA revised sections of the Federal Deposit Insurance Act affecting bank regulation, deposit insurance and provisions for funding of the BIF administered by the FDIC. FDICIA also revised bank regulatory structures embodied in several other federal banking statutes, imposed additional safety and soundness standards on management and operations of a bank, placed limits on real estate lending and tightened audit requirements.

   In addition, the prompt corrective action provisions of FDICIA significantly expand the regulatory and enforcement powers of federal banking regulators, including the FDIC and the OTS. Among other things, these provisions establish additional capital standards for insured depository institutions and require specific enforcement actions by the appropriate federal regulatory agencies against institutions that fail to meet these standards. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Regulations of the FDIC and the OTS under FDICIA establish specific actions that are permitted or, in certain cases, required to be taken by regulators with respect to institutions falling within one of the three undercapitalized categories. Depending on the level of an institution's capital, the agency's corrective powers can include, in the most severe cases, appointing a receiver for the institution. A bank that is undercapitalized is required to submit a capital plan, and such a plan will not be accepted unless, among other things, the bank's holding company guarantees the capital plan, up to a certain specified amount. As of June 30, 1996, First USA Bank, Financial Services and First USA FSB each exceeded the required capital ratios for classification as "well capitalized."

   First USA Bank accepts, and Financial Services and First USA FSB may accept, brokered deposits as part of their funding. Under FDICIA, only "well capitalized" and "adequately capitalized" banks may accept brokered deposits. "Adequately capitalized" banks, however, must first obtain a waiver from the FDIC before accepting brokered deposits, and such deposits are subject to certain rate limitations. See "Business--First USA Bank--Bank Funding and Liquidity."

   Deposit Insurance Assessments. The deposits of First USA Bank and Financial Services are insured by the BIF, up to applicable limits. The deposits of First USA FSB are insured by the SAIF, up to applicable limits. Under the FDIC's risk-based insurance system, BIF-insured institutions are currently assessed premiums of between 0 and 27 cents per $100 of eligible deposits, and SAIF-insured institutions are assessed premiums of between 23 and 31 cents per $100 of eligible deposits, in each case depending upon the institution's capital position and other supervisory factors.

   Because the SAIF has not reached its required designated reserve ratio, savings banks such as First USA FSB pay deposit insurance premiums that are higher than premiums paid by comparable banks insured by BIF. There are a number of proposals being considered by Congress to recapitalize the SAIF. If enacted, these proposals could affect the assessment rates imposed on all FDIC-insured institutions and the use of the proceeds from such assessments. Other Congressional proposals would combine the two deposit insurance funds and merge the charters for federal savings banks and commercial banks. The Company is unable to predict whether, or in what form, any of this proposed legislation would be enacted.

   Qualified Thrift Lender Test

   In general, federal savings banks, such as First USA FSB, are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties. At June 30, 1996, approximately 72% of First USA FSB's portfolio assets were qualified thrift investments.

   Enforcement Powers of Federal and State Regulators

   The FDIC and the OTS have broad enforcement powers over the institutions they regulate, including the power to terminate deposit insurance (in the case of the FDIC), impose substantial fines and other civil penalties and, in the most severe cases, to appoint a conservator or receiver. The Delaware State Bank Commissioner and the Utah Commissioner of Financial Institutions also have broad enforcement powers under state law with respect to First USA Bank and Financial Services, respectively.

   Consumer Protection Laws

   The Banks' lending activities are subject to regulation under various federal consumer protection laws including, among others, the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and the Soldiers' and Sailors' Civil Relief Act, as well as various such state laws. Regulators are authorized to impose penalties for violations of these statutes and, in certain cases, to order First USA Bank or Financial Services to pay restitution to injured Cardmembers. Cardmembers may also bring actions for up to treble damages for certain violations. Federal and state bankruptcy and debtor relief laws also affect First USA Bank's and Financial Services' ability to collect outstanding balances owed by Cardmembers who seek relief under these statutes.

   Interstate Taxation

   Several states have passed legislation which attempts to tax the income from interstate financial activities, including credit cards, derived from accounts held by local state residents. Based on the volume of its business in these states, the Company believes that this development will not materially affect First USA Bank, Financial Services or First USA FSB.

AMORTIZATION OF CERTAIN INTANGIBLE ASSETS

   With respect to customer base intangible assets acquired on or before July 25, 1991 (the retroactive election date of new Section 197 of the Internal Revenue Code of 1986, as amended (the "Code"), discussed below) for United States federal income tax purposes, the Company amortizes the amounts allocable to its customer base intangible assets on a basis consistent with its financial statements. The Company's customer base intangible assets consist principally of the excess of allocable amounts paid over the stated amount of the credit card loans acquired. Such excess in each case represents an asset (collectively, the "Portfolio Premium") that has a value and useful life which has been determined by an independent portfolio valuation study. The Company's existing Portfolio Premium (for assets acquired on or before July 25, 1991) is presently being amortized over periods ranging from seven to eleven years.

   In 1993, the United States Supreme Court held that a taxpayer who is able to prove that a particular asset can be valued, and that the asset has a limited useful life which can be ascertained with reasonable accuracy, may amortize the value over the useful life regardless of how much the asset appears to reflect the expectancy of continued patronage. In addition, the Revenue Reconciliation Act of 1993 (P.L. 103-66) added Section 197 to the Code which specifically permits the amortization of certain intangible assets such as customer based intangibles over a period of 15 years. Section 197 applies to property acquired after August 10, 1993 unless a taxpayer elects to have the provisions apply to property acquired after July 25, 1991. The Company has made this election to apply Section 197 to property acquired after July 25, 1991; however, this election will not have a material effect on the Company's consolidated financial position. With respect to property acquired on or before July 25, 1991, the Internal Revenue Service (the "IRS") designed a global settlement program under which the IRS presented to many taxpayers a standard settlement offer with regard to any unresolved claims for amortization. The Company received such a settlement offer in April, 1994 and has decided not to accept the offer because the Company viewed the terms of the offer as unfavorable. The examination division of the IRS completed an examination for fiscal years 1990, 1991 and 1992 and has proposed to limit the Company's intangible tax deductions. The Company disagrees with this proposal and is pursuing a resolution of the matter through the IRS appeal process and may pursue it further through litigation, if necessary. At the present time, it is impossible to predict the outcome concerning the Company's amortization of its Portfolio Premium (for assets acquired on or before July 25, 1991); however, the Company believes that it has strong arguments in support of its position and expects that this challenge will not have a material impact on the Company.

CAUTIONARY STATEMENTS

   Information or statements provided by the Company from time to time may contain certain "forward-looking information," including information relating to growth in earnings per share, returns on equity, growth in net revenue, growth in managed loans outstanding and credit card accounts, merchant or Cardmember base, net interest margins, funding costs, operations costs and employment growth, marketing expense, delinquencies and charge-offs. The cautionary statements provided below are being made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. Many of the following factors discussed below as well as other factors have also been discussed in prior filings made by the Company.

   Factors which could cause the Company's actual financial and other results to differ materially from any results that might be projected, forecast, estimated or budgeted by the Company in forward-looking statements include, but are not limited to the following:

   Competition

   .      Intense and increasing competition from numerous providers of credit cards, payment processing and financial products and services who may employ various competitive strategies. The Company faces competition from national, regional and local issuers of bankcards. Additionally, the Company competes with other general purpose credit card providers. Some of the Company's primary competitors have begun pricing credit card products at attractive interest rates, including rates which are at or below those currently charged by First USA Bank. Some of these companies may be substantially larger and have more capital and other resources than the Company. Competitive pressures by other providers have made it difficult for payment processors to pass through their costs, such as Visa and MasterCard interchange and assessments, to customers and could require the Company to absorb increases in costs to maintain its customer base.

   Accounts and Loan Balances

   .      Changes in the Company's aggregate accounts or loan balances and the growth rate thereof, including changes resulting from factors such as shifting product mix, amount of actual marketing investment made by the Company, attrition of accounts and loan balances (to competing card issuers in connection with repricing of customers or otherwise) and general economic conditions and other factors beyond the control of the Company. Customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features and, once an account is originated, customer loyalty may be limited.

   .      The impact of "seasoning" (the average age of a credit card issuer's portfolio) on the Company's level of delinquencies and losses which may require higher loan loss provisions (and reserves). The rate of growth of accounts or account balances and the attrition of such accounts or balances could significantly impact the seasoning of the overall portfolio.

   Interest Rate Risks

   .      The effects of interest rate fluctuations on the Company's net interest margin and the value of its assets and liabilities; the continued legal or commercial availability of techniques (including interest rate swaps and similar financial instruments, loan repricing, hedging and other techniques) used by the Company to manage the risk of such fluctuations and the continuing operational viability of those techniques.

   .      The impact of repricing accounts and the overall product mix of accounts on the Company's net interest margins; the actual amount of accounts (and related loan balances) repriced and the level and type of account originations at that time; the ability of the Company on a competitive basis to use account management techniques to retain repriced accounts and the related loan balances.

   New Products and Services

   .      The impact of difficulties or delays in the development, production, testing and marketing of products or services, including the Company's new financial product operations and new commercial card opertions, and the impact of the costs and losses associated with such difficulties or delays. These may include, without limitation, a failure to implement new product or service programs when anticipated, the failure of customers to accept these products or services when planned, losses associated with the testing of new products or services or financial, legal or other difficulties that may arise in the course of such implementation.

   .      The amount, and rate of growth in, the Company's expenses (including employee and marketing expenses) as the Company's business develops or changes and the Company expands into new market areas.

   Financing

   .      Difficulties or delays in the securitization of the Company's receivables and the resulting impact on the cost and availability of such funding. Such difficulties and delays may result from changes in the availability of credit enhancement in securitizations, the current legal, regulatory, accounting and tax environment and adverse changes in the performance of the securitized assets.

   .      The amount, cost and type of financing available to the Company and any changes to that financing.

   Credit Card Acceptance

   .      The impact of a lack of growth or a decline in the number and scope of card-based payment transactions, on a worldwide basis, and a lack of growth or a decline in the types of industries and merchants that accept card-based transactions as a method of payment.

   Payment Processing Industry Consolidation

   .      Industry consolidation which has enabled a few of the Company's competitors to have access to significant capital, management, marketing and technological resources that are equal to or greater than those of the Company. The highly competitive nature of the payment processing industry combined with the market's requirement that payment processors continue to invest in and provide advanced and efficient technology to their customers has caused other payment processors to leave the business or merge with other providers resulting in significant consolidation in the industry.

   Acquisitions

   .      The Company's ability to identify and consummate acquisitions of merchant portfolios, operating businesses and payment processing assets upon satisfactory terms and the Company's ability to achieve a smooth and timely integration of newly acquired assets and operating businesses and to achieve anticipated synergies. The Company has relied in part on such acquisitions in order to achieve greater economies of scale and to develop new types of systems and expertise. However, the Company faces competition within the industry for future acquisition and similar growth opportunities.

   Contingent Liabilities

   .      Increased credit and other losses; costs associated with an increase in the number of customers seeking protection under the bankruptcy laws, resulting in chargeback and other losses; effects of fraud by third parties or customers; and increased collection costs associated with such occurrences.

   Technology

   .      Systems delays, malfunctions and errors in the proprietary and third party systems and networks used by the Company for its payment processing services and other operations, which may lead to delays, additional costs to the Company and, if not corrected in a timely fashion, customer dissatisfaction, which could ultimately affect the Company's customer base and the level of service it is able to provide to its customers.

   Regulation

   .      The effects of, and changes in, monetary and fiscal policies, laws and regulations (financial, consumer regulatory or otherwise), other activities of governments, agencies and similar organizations, and social and economic conditions, such as inflation, and changes in the Company's accounting policies and practices or the taxation of the Company's earnings. In recent years, several pieces of legislation have been proposed in Congress which, if adopted, would have had the effect of limiting the interest rate that could be charged on credit card accounts by credit card issuers.


ITEM 2.       PROPERTIES

   The Company leases its principal corporate office space in Dallas, Texas, consisting of approximately 306,800 square feet. Such office space is subject to two leases which expire on June 30, 2005, but the Company has the right to extend the leases for two successive five-year periods. The Company will acquire additional space during the term of one of the leases, as provided therein. First USA Bank leases administrative offices and credit card facilities in Wilmington, Delaware, consisting of approximately 444,000 square feet. Such offices and facilities are subject to three leases, one of which expires in August 2001, one of which expires in January 2012 and one of which expires in May 2010. In addition, the Company leases additional facilities from which certain other operations of the Company are conducted.

ITEM 3.       LEGAL PROCEEDINGS

   First USA Bank was named as a defendant in a class action lawsuit filed on May 26, 1995 in the District Court of Willacy County, Texas, by a former cardmember of First USA Bank. In this action, the plaintiff contends that he and all others similarly situated are entitled to statutory penalties for alleged violations by First USA Bank of the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act. Similar class action lawsuits have been filed in Texas against other banks and entities. The Company believes that plaintiff's claim under these statutes is not valid. No class has been approved or certified by any court. On April 8, 1996, the United States District Court for the Southern District of Texas, Brownsville Division granted First USA Bank's motion for summary judgment and dismissed the plaintiff's claim. The plaintiff has appealed this decision to the Thirteenth District Court of Appeals in Texas. The Company intends to vigorously defend against any claims arising under such appeal. The Company believes that such lawsuit will not have a material adverse effect on the consolidated financial position of the Company.

   First USA Bank was named a defendant in a class action lawsuit filed on June 28, 1995 in the Court of Common Pleas, Philadelphia County, Philadelphia, Pennsylvania. First USA Bank subsequently removed the case to the United States District Court, Eastern District of Pennsylvania. The plaintiffs in such lawsuit claimed damages based upon late fees which were charged by First USA Bank in alleged violation of Pennsylvania law. Similar class action lawsuits were filed against other credit card issuers in other jurisdictions. The United States Supreme Court recently reviewed a California late fee case and determined in that case that the credit card issuer could charge such late fees. The lawsuit against First USA Bank has been dismissed based upon the outcome of the Supreme Court case. Accordingly, the Company paid no damages in connection with such lawsuit.

   In addition, the Company has been named as a defendant in various legal actions arising from the conduct of its normal business activities. Although the amount of any liability that could arise with respect to these actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of fiscal 1996, no matters were submitted to a vote of the stockholders of the Company.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

   The section entitled "Common Stock and Preferred Stock Price Ranges and Dividends" of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 6.    SELECTED FINANCIAL DATA

   The section entitled "Five-Year Statistical Summary" of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The section entitled "Management's Discussion and Analysis" of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The Consolidated Financial Statements and Accompanying Notes and the sections entitled "Report of the Independent Auditors" and "Quarterly Financial Information" of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference and filed as part of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The sections entitled "Election of Directors" and "Incumbent Directors" in the Company's definitive Proxy Statement are incorporated herein by reference.

   The following tables set forth certain information regarding the executive officers of the Company as of September 13, 1996:

         Name                  Age     Position
         ----                  ---     --------
     John C. Tolleson.........  48     Chairman of the Board and Chief Executive
                                       Officer of the Company and First USA
                                       Financial; Director of First USA Bank;
                                       Chairman of the Board of First USA
                                       Paymentech; Director of First USA FSB

     Richard W. Vague.........  40     President and Director of the Company and
                                       First USA Financial; Chairman of the
                                       Board and Chief Executive Officer of
                                       First USA Bank; Director of First USA
                                       Paymentech; Chairman of the Board of
                                       First USA FSB

     Jack M. Antonini.........  43     Vice Chairman and Chief Financial Officer
                                       of the Company and First USA Financial;
                                       Director of First USA Bank; President,
                                       Chief Executive Officer and Director of
                                       First USA FSB

     Peter W. Atwater.........  35     Executive Vice President and Treasurer of
                                       the Company and First USA Financial;
                                       Executive Vice President of First USA
                                       Bank

     Daniel C. Barr...........  34     Executive Vice President - Human
                                       Resources of the Company

     Robert A. Bowie, II......  49     Executive Vice President of the Company;
                                       President and Director of First USA
                                       Capital Markets

     Jeffrey G. J. Chittenden.. 48     Executive Vice President and Chief
                                       Information Officer of First USA Bank

     Randy L. Christofferson... 39     President and Director of First USA Bank;
                                       Director of First USA FSB

     George P. Hubley.......... 35     Executive Vice President, Chief Financial
                                       Officer and Director of First USA Bank;
                                       Director of First USA FSB

     Gary J. Marino............ 40     Executive Vice President - Credit Policy
                                       and Marketing of First USA Bank;
                                       Executive Vice President and Director of
                                       First USA FSB

     Kevin D. Murphy........... 45     Executive Vice President - Collections of
                                       First USA Bank

     Pamela H. Patsley......... 39     Executive Vice President and Secretary of
                                       the Company and First USA Financial;
                                       Director of First USA Bank; President,
                                       Chief Executive Officer and Director of
                                       First USA Paymentech; Director of First
                                       USA FSB

     James W. Stewart, III..... 44     Executive Vice President - Partnership
                                       Marketing of First USA Bank

     Catherine G. West......... 37     Executive Vice President - Cardmember
                                       Service of First USA Bank

   John C. Tolleson. Mr. Tolleson has been Chairman of the Board and Chief Executive Officer of the Company and First USA Financial since August 1989, and of the Company's predecessor since its formation in May 1985. Mr. Tolleson has been a Director of First USA Bank since May 1985. Mr. Tolleson has been Chairman of the Board of First USA Paymentech since December 1995 and a Director of First USA FSB since March 1996. Mr. Tolleson currently serves on the Boards of Visa USA, Inc., Visa International, Inc., Capstead Mortgage Corporation and Jayhawk Acceptance Corporation and on the Executive Board of the Cox School of Business at Southern Methodist University.

   Richard W. Vague. Mr. Vague has been President of the Company and First USA Financial since June 1990 and a Director of the Company and First USA Financial since August 1989. Mr. Vague has also been Chairman of the Board and Chief Executive Officer of First USA Bank since October 1995 and was a Director from May 1985 through October 1995. Mr. Vague also served as President and Chief Executive Officer of First USA Bank from 1987 through October 1995. Mr. Vague has also been a Director of First USA Paymentech since December 1995 and Chairman of the Board of First USA FSB since March 1996. Mr. Vague serves on the Visa Marketing Committee, the Visa International Card Products Committee and the MasterCard Marketing Committee, and was co-founder of the Company's predecessor with Mr. Tolleson. Mr. Vague is also a Director of Physician Support Systems, Inc.

   Jack M. Antonini. Mr. Antonini has been Vice Chairman and Chief Financial Officer of the Company and First USA Financial and a Director of First USA Bank since September 1995. Mr. Antonini has also served as President, Chief
Executive Officer and a Director of First USA FSB since March 1996.   From
September 1991 to August 1995, Mr. Antonini served as Vice Chairman, President and Chief Executive Officer of USAA Federal Savings Bank, and served as Executive Vice President, Chief Operating Officer and Chief Financial Officer from January 1989 to August 1991. Mr. Antonini served on the Board of Directors of MasterCard International and MasterCard U.S., as Chairman of the MasterCard Audit Committee, and as a member of the executive and nominating committees until November 1995. He also served as Chairman of the Financial Institutions Advisory Board for the Federal Reserve Bank, 11th District. Mr. Antonini is a member of the American Institute of Certified Public Accountants and the Consumer Bankers Association.

   Peter W. Atwater. Mr. Atwater has been Executive Vice President and Treasurer of the Company and First USA Financial and Executive Vice President of First USA Bank since June 1996. From August 1983 until May 1996, Mr. Atwater was a Managing Director and the head of the Asset Finance Group at J.P. Morgan Securities, Inc., where he was responsible for the origination of asset-backed securities.

   Daniel C. Barr. Mr. Barr has been Executive Vice President - Human Resources of the Company since July 1996. From August 1993 until July 1996, Mr. Barr served as Senior Vice President - Human Resources of the Company. Mr. Barr was Director of Personnel for Blockbuster Entertainment Corp. from January 1991 through August 1993.

   Robert A. Bowie, II. Mr. Bowie has served as Executive Vice President of the Company and President and Director of First USA Capital Markets since June 1987. Mr. Bowie served as Manager of Republic Bank Corporation's securities unit from December 1984 to June 1987.

   Jeffrey G. J. Chittenden. Mr. Chittenden has been Executive Vice President and Chief Information Officer of First USA Bank since May 1996. From April 1994 until May 1996, Mr. Chittenden served as enterprise architect for J.P. Morgan Securities, Inc., managing firmwide architecture and research, testing and development of networks and systems. From October 1972 until April 1994, Mr. Chittenden held various executive positions in the global finance organization of Citibank.

   Randy L. Christofferson. Mr. Christofferson has served as President and a Director of First USA Bank since October 1995 and a Director of First USA FSB since March 1996. From October 1994 through October 1995, Mr. Christofferson served as President of American Express Relationship Services, and served as Senior Vice President - Quality and Reengineering at American Express Travel Related Services from June 1992 through October 1994 and Senior Vice President - Corporate Strategy and Technology at American Express from October 1990 through June 1992.

   George P. Hubley. Mr. Hubley has been Chief Financial Officer of First USA Bank since July 1996 and Executive Vice President and Director since July 1993. He has also been a Director of First USA FSB since March 1996. Mr. Hubley started with First USA Bank as a financial analyst in May 1986 and became Vice President of Finance and Accounting in July 1989 and a Senior Vice President in July 1991.

   Gary J. Marino. Mr. Marino has been Executive Vice President - Credit Policy and Marketing of First USA Bank since August 1995 and Executive Vice President and Director of First USA FSB since March 1996. Prior to joining the Company, Mr. Marino was Executive Vice President of Credit Management of North American Bankcards at Citibank from January 1992 to July 1995. From 1987 to 1992, Mr. Marino served as Executive Vice President - Credit Cycle for the Citibank CHOICE credit card portfolio, and from 1987 to 1991, he served as Senior Vice President of Marketing Analysis for the Citibank North American Bankcard portfolio.

   Kevin D. Murphy. Mr. Murphy has served as Executive Vice President - Collections of First USA Bank since July 1996. From March 1990 through July 1996, Mr. Murphy served as Senior Vice President - Collections of First USA Bank.

   Pamela H. Patsley. Ms. Patsley has been Executive Vice President and Secretary of the Company and First USA Financial since July 1989. Ms. Patsley has served as a Director of First USA Bank since November 1993. Ms. Patsley has also served as President, Chief Executive Officer and a Director of First USA Paymentech since December 1995 and a Director of First USA FSB since March 1996. Ms. Patsley was Chief Financial Officer of the Company and its predecessor from January 1987 to April 1994 and a Senior Vice President prior to such time. Ms. Patsley originally joined the Company's predecessor as its Vice President and Controller in February 1985. Ms. Patsley currently serves on the VisaNet Services Advisors' Committees of Visa USA, Inc. and Visa International, Inc. Ms. Patsley is also a Director of First Virtual Holdings, Inc.

   James W. Stewart, III. Mr. Stewart has been Executive Vice President - Partnership Marketing of First USA Bank since August 1995, was Executive Vice President - Credit Policy and Marketing for First USA Bank from April 1992 to August 1995 and Senior Vice President of Credit Policy for First USA Bank from March 1989 to April 1992. Mr. Stewart is also a member of the Visa Marketing Advisors' Committee.

   Catherine G. West. Ms. West has served as Executive Vice President - Cardmember Service of First USA Bank since July 1996. From May 1991 through July 1996, Ms. West served as Senior Vice President -Cardmember Service of First USA Bank.

ITEM 11.  EXECUTIVE COMPENSATION

   The section entitled "Executive Compensation" in the Company's definitive Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section entitled "Certain Transactions" in the Company's definitive Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

a. Index to Financial Statements:

   (1) The following financial statements of First USA, Inc. and its subsidiaries are incorporated by reference from the Company's 1996 Annual Report to Stockholders:

                                                                            Page
                                                                            ----
      Consolidated Balance Sheets at June 30, 1996  and 1995                 58
      Consolidated Statements of Income for each of the three years
        in the period ended June 30, 1996                                    59
      Consolidated Statements of Changes is Stockholders' Equity for
        each of the three years in the period ended June 30, 1996            60
      Consolidated Statements of Cash Flows for each of the three
        years in the period ended June 30, 1996                              61
      Notes to Consolidated Financial Statements                             62
      Report of Independent Auditors                                         79

   (2) The following consolidated financial statement schedule of First USA, Inc. and its subsidiar ies is included in Item 14(d):

   No financial statement schedules are required to be filed.
   (3)    Listing of Exhibits
The following exhibits are incorporated by reference or filed herewith:

Exhibit Number    Description
- --------------    -----------

3.1 Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the Company's Fiscal Year Ended June 30, 1992 and incorporated by reference herein.

3.1.1 Certificate of Correction of the Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1993 and incorporated by reference herein.

3.1.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1.2 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1993 and incorporated by reference herein.

3.2 By-Laws of the Company, filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

4.1 Certificate of the Powers, Designations, Preferences and Rights of the Mandatory Convertible Preferred Stock, filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1995 and incorporated by reference herein.

4.2 Revolving Credit Agreement dated December 27, 1995 among First USA Financial, Inc., the lenders listed therein and NationsBank of Texas, N.A., as Agent, including the form of Promissory Note thereto, filed as
                  Exhibit 4.2 to the Company's
                  Quarterly

                  Report on Form 10-Q for the Fiscal Quarter ended December 31, 1995 and incorporated by reference herein.

4.3 Form of Global Bank Note, Floating Rate, filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1995 and incorporated by reference herein.

4.4 Form of Global Bank Note, Fixed Rate, filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1995 and incorporated by reference herein.

4.5               Form of Global Deposit Note, Floating Rate, filed as Exhibit
                  4.5 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1995 and incorporated by reference herein.

4.6 Form of Global Deposit Note, Fixed Rate, filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1995 and incorporated by reference herein.

4.7 Guaranty Agreement, dated February 21, 1996, by First USA Financial, Inc., and Revolving Credit Agreement dated February 21, 1996 among First USA Paymentech, Inc., the lenders listed therein and NationsBank of Texas, N.A., as Agent, including the notes related thereto, filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1996 and incorporated by reference herein.

10.1 Service Agreement, dated as of March 9, 1990, among First USA Bank, First USA Financial and First Data Resources, Inc., filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.1.1 First Amendment to Service Agreement, dated as of June 19, 1991, filed as Exhibit 10.2.1 to the Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.2 Employment Agreement, dated as of August 7, 1989, between the Company and John C. Tolleson, filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.2.1 First Amendment to Employment Agreement between the Company and John C. Tolleson, filed as Exhibit 10.4.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994 and incorporated by reference herein.

10.2.2 Second Amendment to Employment Agreement between the Company and John C. Tolleson, dated January 19, 1994, filed as Exhibit
                  10.8.2 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1994 and incorporated by reference herein.

10.2.3 Third Amendment to Employment Agreement between the Company and John C. Tolleson, dated as of October 18, 1995, filed as
                  Exhibit 10.3.3 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1995, and incorporated by reference herein.

10.3 Employment Agreement, dated as of August 7, 1989, between the Company and Richard W. Vague, filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.3.1 First Amendment to Employment Agreement between the Company and Richard W. Vague, filed as Exhibit 10.5.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994 and incorporated by reference herein.

10.3.2 Second Amendment to Employment Agreement between the Company and Richard W. Vague, dated January 19, 1994, filed as Exhibit
                  10.9.2 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1994 and incorporated by reference herein.

10.3.3 Third Amendment to Employment Agreement between the Company and Richard W. Vague, dated as of October 18, 1995, filed as
                  Exhibit 10.4.3 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1995, and incorporated by reference herein.

10.4 First USA Retirement Savings Plan, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-11265) and incorporated by reference herein.

10.5 Supplemental Executive Retirement Plan, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.6 First USA Savings Restoration Plan, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994 and incorporated by reference herein.

10.6.1 Amendment No. 1 to the First USA Savings Restoration Plan, filed as Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994 and incorporated by reference herein.

10.7 Management Security Plan, filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.8 Employee Stock Option Plan, filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.9 Management Investors Stock Option Plan, filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.10             Management Investors Performance Stock Option Plan, filed as
                  Exhibit 10.14 to the Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.11 1991 Stock Option Plan, filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.11.1 First Amendment to the 1991 Stock Option Plan, effective November 4, 1993, filed as Exhibit 10.15.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1994 and incorporated by reference herein.

10.11.2 Second Amendment to the 1991 Stock Option Plan, effective April 20, 1994, filed as Exhibit 10.15.2 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1994 and incorporated by reference herein.

10.11.3 Third Amendment to the 1991 Stock Option Plan, effective November 1, 1995, filed as Exhibit 10.10.3 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1995 and incorporated by reference herein.

10.12 Employee Stock Purchase Plan, filed as Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.12.1 First Amendment to Employee Stock Purchase Plan, effective November 2, 1994, filed as Exhibit 10.14.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994 and incorporated by reference herein.

10.12.2 Second Amendment to Employee Stock Purchase Plan, effective July 17, 1996, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-11245) and incorporated by reference herein.

10.13 Amended and Restated Outside Directors Option Plan, effective November 2, 1994, filed as Exhibit 10.17.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994, and incorporated by reference herein.

10.14 1994 Restricted Stock Plan, effective November 2, 1994, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994, and incorporated by reference herein.

10.14.1 First Amendment to the 1994 Restricted Stock Plan, effective November 1, 1995, filed as Exhibit 10.13.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1995 and incorporated by reference herein.

10.15 First USA Deferred Compensation Plan, filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 (No. 333-07025) and incorporated by reference herein.

10.16 Pooling and Servicing Agreement, dated as of September 1, 1992, between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Class A Asset Backed Certificates, Series 1992-1 and Class B Asset Backed Certificates, Series 1992-1, including the form of Series 1992-1 Supplement and Certificates, filed as Exhibit 4 to First USA Bank's Registration Statement on Form S-1 (No. 33-50600) and incorporated by reference herein.

10.16.1 Series 1993-1 Supplement, dated as of May 1, 1993 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1993-1, filed as
                  Exhibit 4.2 to First USA Bank's Registration Statement on Form S-1 (No. 33-59672) and incorporated by reference herein.

10.16.2 Series 1993-2 Supplement, dated as of October 1, 1993 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1993-2, filed as
                  Exhibit 10.19.2 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994 and incorporated by reference herein.

10.16.3 Series 1993-3 Supplement, dated as of October 1, 1993 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1993-3, filed as
                  Exhibit 10.19.3 to the Company's

                  Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994 and incorporated by reference herein.

10.16.4 Series 1994-1 Supplement, dated as of April 5, 1994 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Variable Funding Certificates, Series 1994-1, filed as Exhibit 10.23.4 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1994 and incorporated by reference herein.

10.16.5 First Amendment to Series 1994-1 Supplement, dated as of March 23, 1995 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Variable Funding Certificates, Series 1994-1, filed as
                  Exhibit 10.16.5 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1995 and incorporated by reference herein.

10.16.6 Series 1994-2 Supplement, dated as of April 5, 1994 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Variable Funding Certificates, Series 1994-2, filed as Exhibit 10.23.5 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1994 and incorporated by reference herein.

10.16.7 First Amendment to Series 1994-2 Supplement, dated as of October 11, 1994 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Variable Funding Certificates, Series 1994-2, filed as Exhibit 10.16.7 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1995 and incorporated by reference herein.

10.16.8 Second Amendment to Series 1994-2 Supplement, dated as of November 7, 1994 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Variable Funding Certificates, Series 1994-2, filed as Exhibit 10.16.8 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1995 and incorporated by reference herein.

10.16.9 Third Amendment to Series 1994-2 Supplement, dated as of June 30, 1995 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Variable Funding Certificates, Series 1994-2, filed as Exhibit
                  10.16.9 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1995 and incorporated by reference herein.

10.16.10 Series 1994-3 Supplement, dated as of June 1, 1994 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1994-3, filed as
                  Exhibit 99.1 to the Company's Current Report on Form 8-K, dated as of June 9, 1994 and incorporated by reference herein.

10.16.11 Series 1994-4 Supplement, dated as of June 1, 1994 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1994-4, filed as
                  Exhibit 99.2 to the Company's Current Report on Form 8-K, dated as of June 9, 1994 and incorporated by reference herein.

10.16.12 Series 1994-5 Supplement, dated as of July 30, 1994 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1994-5 filed as Exhibit
                  99.1 to the Company's Current Report on Form 8-K, dated as of August 24, 1994 and incorporated by reference herein.

10.16.13 Series 1994-6 Supplement, dated as of July 30, 1994 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1994-6 filed as Exhibit
                  99.2 to the Company's Current Report on Form 8-K, dated as of August 24, 1994 and incorporated by reference herein.

10.16.14 Series 1994-7 Supplement, dated as of November 8, 1994 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1994-7 filed as Exhibit
                  99.1 to the Company's Current Report on Form 8-K, dated as of November 8, 1994 and incorporated by reference herein.

10.16.15 Series 1994-8 Supplement, dated as of November 8, 1994 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1994-8 filed as Exhibit
                  99.2 to the Company's Current Report on Form 8-K, dated as of November 8, 1994 and incorporated by reference herein.

10.16.16 Series 1995-1 Supplement, dated as of March 1, 1995 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1995-1 filed as Exhibit
                  99.1 to the Company's Current Report on Form 8-K, dated as of March 1, 1995 and incorporated by reference herein.

10.16.17 Series 1995-2 Supplement, dated as of March 1, 1995 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1995-2 filed as Exhibit
                  99.2 to the Company's Current Report on Form 8-K, dated as of March 1, 1995 and incorporated by reference herein.

10.16.18 Series 1995-3 Supplement, dated as of May 16, 1995 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1995-3 filed as Exhibit
                  99.1 to the Company's Current Report on Form 8-K, dated as of May 16, 1995 and incorporated by reference herein.

10.16.19 Series 1995-4 Supplement, dated as of September 14, 1995 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1995-4 filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, dated as of September 22, 1995 and incorporated by reference herein.

10.16.20 Series 1995-5 Supplement, dated as of September 14, 1995 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1995-5 filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, dated as of September 22, 1995 and incorporated by reference herein.

10.16.21 Series 1995-6 Supplement, dated as of December 7, 1995 between First USA Bank and The Bank of New York (Delaware), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1995-6 filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on December 21, 1995 and incorporated by reference herein.

10.16.22 Series 1996-1 Supplement, dated as of February 22, 1996 between First USA and The Bank of New York (Delaware) (as successor to The Bank of New York as successor to NationsBank, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1996-1 filed as Exhibit 99 to the Company's Current Report on Form 8-K, filed on March 21, 1996 and incorporated by reference herein.

10.16.23 Series 1996-E1 Supplement, dated of May 2, 1996 between First USA Bank and The Bank of New York (Delaware), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1996-E1, filed as
                  Exhibit 99 to the Company's Current Report on Form 8-K, filed on May 17, 1996 and incorporated herein by reference.

10.16.24 Series 1996-2 Supplement, dated as of June 4, 1996 between First USA Bank and The Bank of New York (Delaware), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1996-2, filed as Exhibit 99 to the Company's Current Report on Form 8-K, filed on June 28, 1996 and incorporated herein by reference.

10.16.25 Series 1996-3 Supplement, dated as of June 6, 1996 between First USA Bank and The Bank of New York (Delaware), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset Backed Certificates, Series 1996-3, filed as Exhibit 99 to the Company's Current Report on Form 8-K, filed on June 28, 1996 and incorporated herein by reference.

10.17 Pooling and Servicing Agreement, dated as of May 11, 1995, between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank, N.A.), as trustee, on behalf of the Certificateholders of the First USA Credit Card Master Trust II, filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1995 and incorporated herein by reference.

10.17.1 Series 1995-A Supplement, dated as of May 11, 1995, between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank, N.A.), as trustee, with respect to the First USA Credit Card Master II, Variable Funding Certificates, Series 1995-A and Floating Rate Asset Backed Certificates, Series 1995-A, filed as Exhibit 10.17.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1995 and incorporated herein by reference.

10.18 1995 Incentive Bonus Plan, effective November 1, 1995, filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1995 and incorporated by reference herein.

10.19 Intercompany Services Agreement, dated as of March 21, 1996, between First USA Management, Inc. and First USA Paymentech, Inc., filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter, ended March 31, 1996 and incorporated by reference herein.

10.20 Registration Rights Agreement between the Company and First USA Paymentech, filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated by reference herein.

10.21 Tax Sharing Agreement between the Company and First USA Paymentech, filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated by reference herein.

11*               Computation of Net Income per Share.

13* Sections entitled "Common Stock and Preferred Stock Price Ranges and Dividends", "Five-Year Statistical Summary", "Management's Discussion and Analysis", "Report of Independent Auditors" and "Quarterly Financial Information" and the Consolidated Financial Statements and Accompanying Notes in the Company's 1996 Annual Report to Stockholders.

21*               Subsidiaries of the Registrant.

23*               Consent of Independent Auditors.

27*               Financial Data Schedule
____________________
*  Filed herewith

b. Reports on Form 8-K filed in the fourth quarter of fiscal year ended June 30, 1996:

   Form 8-K filed May 17, 1996
          Item 5. Other Events
          Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

   Form 8-K filed June 28, 1996
          Item 5. Other Events
          Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

   Form 8-K filed June 28, 1996
          Item 5. Other Events
          Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

   Reports on 8-K filed subsequent to June 30, 1996:

   Form 8-K filed August 21, 1996
          Item 5. Other Events
          Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

c. Exhibits--Such exhibits as are indicated in the Listing of Exhibits as being filed herewith are filed as exhibits to this report.

d. Financial Statement Schedule--No financial statement schedules are required or filed herewith.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST USA, INC.

Dated: September 27, 1996           By: /s/ John C. Tolleson
                                       _______________________________________
                                       John C. Tolleson
                                       Chairman of the Board and
                                       Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on September 27, 1996.

     SIGNATURE                              TITLE
     ---------                              -----

/s/ John C. Tolleson         Chairman of the Board and Chief Executive Officer
- -----------------------      (Principal Executive Officer)
   John C. Tolleson


/s/ Richard W. Vague         President and Director
- -----------------------
   Richard W. Vague


/s/ Jack M. Antonini         Vice Chairman and Chief Financial Officer
- -----------------------      (Principal Financial and Accounting Officer)
   Jack M. Antonini


/s/ Gerald S. Armstrong      Director
- -----------------------
  Gerald S. Armstrong


/s/ Gene H. Bishop           Director
- -----------------------
   Gene H. Bishop


/s/ Charles T. Russell       Director
- -----------------------
   Charles T. Russell


/s/ Rupinder S. Sidhu        Director
- -----------------------
   Rupinder S. Sidhu


/s/ Roger T. Staubach        Director
- -----------------------
   Roger T. Staubach


/s/ Carl H. Westcott         Director
- -----------------------
   Carl H. Westcott

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number    Description                                                        Page No.
- --------------    -----------                                                        --------
3.1               Restated Certificate of Incorporation of the Company, filed as
                  Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for
                  the Company's Fiscal Year Ended June 30, 1992 and incorporated by reference herein.

3.1.1             Certificate of Correction of the Restated Certificate of
                  Incorporation of the Company, filed as Exhibit 3.1.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1993 and incorporated by reference herein.

3.1.2             Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company, filed as Exhibit 3.1.2 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1993 and incorporated by reference herein.

3.2               By-Laws of the Company, filed as Exhibit 3.2 to the Company's
                  Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

4.1               Certificate of the Powers, Designations, Preferences and
                  Rights of the Mandatory Convertible Preferred Stock, filed as
                  Exhibit 4.1 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1995 and incorporated by reference herein.

4.2               Revolving Credit Agreement dated December 27, 1995 among First
                  USA Financial, Inc., the lenders listed therein and NationsBank of Texas, N.A., as Agent, including the form of Promissory Note thereto, filed as Exhibit 4.2 to the Company's
                  Quarterly Report on Form 10-Q for the Fiscal Quarter ended
                  December 31, 1995 and incorporated by reference herein.

4.3 Form of Global Bank Note, Floating Rate, filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                  Quarter ended December 31, 1995 and incorporated by reference herein.

4.4 Form of Global Bank Note, Fixed Rate, filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                  Quarter ended December 31, 1995 and incorporated by reference herein.

4.5               Form of Global Deposit Note, Floating Rate, filed as Exhibit
                  4.5 to the Company's Quarterly Report on Form 10-Q for the
                  Fiscal Quarter ended December 31, 1995 and incorporated by reference herein.

4.6 Form of Global Deposit Note, Fixed Rate, filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                  Quarter ended December 31, 1995 and incorporated by reference herein.

4.7               Guaranty Agreement, dated February 21, 1996, by First USA
                  Financial, Inc., and Revolving Credit Agreement dated February
                  21, 1996 among First USA Paymentech, Inc., the lenders listed therein and NationsBank of Texas, N.A., as Agent, including the notes related thereto, filed as Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1996 and incorporated by reference herein.

10.1              Service Agreement, dated as of March 9, 1990, among First USA
                  Bank, First USA Financial and First Data Resources, Inc., filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.1.1            First Amendment to Service Agreement, dated as of June 19,
                  1991, filed as Exhibit 10.2.1 to the Company's Registration
                  Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.2              Employment Agreement, dated as of August 7, 1989, between the
                  Company and John C. Tolleson, filed as Exhibit 10.8 to the
                  Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.2.1 First Amendment to Employment Agreement between the Company and John C. Tolleson, filed as Exhibit 10.4.1 to the Company's
                  Annual Report on Form 10-K for the Fiscal Year ended June 30,
                  1994 and incorporated by reference herein.

10.2.2 Second Amendment to Employment Agreement between the Company and John C. Tolleson, dated January 19, 1994, filed as Exhibit
                  10.8.2 to the Company's Quarterly Report on Form 10-Q for the
                  Fiscal Quarter ended March 31, 1994 and incorporated by reference herein.

10.2.3 Third Amendment to Employment Agreement between the Company and John C. Tolleson, dated as of October 18, 1995, filed as
                  Exhibit 10.3.3 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1995, and incorporated by reference herein.

10.3              Employment Agreement, dated as of August 7, 1989, between the
                  Company and Richard W. Vague, filed as Exhibit 10.9 to the
                  Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.3.1 First Amendment to Employment Agreement between the Company and Richard W. Vague, filed as Exhibit 10.5.1 to the Company's
                  Annual Report on Form 10-K for the Fiscal Year ended June 30,
                  1994 and incorporated by reference herein.

10.3.2 Second Amendment to Employment Agreement between the Company and Richard W. Vague, dated January 19, 1994, filed as Exhibit
                  10.9.2 to the Company's Quarterly Report on Form 10-Q for the
                  Fiscal Quarter ended March 31, 1994 and incorporated by reference herein.

10.3.3 Third Amendment to Employment Agreement between the Company and Richard W. Vague, dated as of October 18, 1995, filed as
                  Exhibit 10.4.3 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended September 30, 1995, and incorporated by reference herein.

10.4 First USA Retirement Savings Plan, filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-
                  11265) and incorporated by reference herein.

10.5 Supplemental Executive Retirement Plan, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 33-
                  45110) and incorporated by reference herein.

10.6 First USA Savings Restoration Plan, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994 and incorporated by reference herein.

10.6.1 Amendment No. 1 to the First USA Savings Restoration Plan, filed as Exhibit 10.8.1 to the Company's Annual Report on Form
                  10-K for the Fiscal Year ended June 30, 1994 and incorporated by reference herein.

10.7              Management Security Plan, filed as Exhibit 10.11 to the
                  Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.8              Employee Stock Option Plan, filed as Exhibit 10.12 to the
                  Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.9 Management Investors Stock Option Plan, filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (No. 33-
                  45110) and incorporated by reference herein.

10.10             Management Investors Performance Stock Option Plan, filed as
                  Exhibit 10.14 to the Company's Registration Statement on Form
                  S-1 (No. 33-45110) and incorporated by reference herein.

10.11             1991 Stock Option Plan, filed as Exhibit 10.15 to the
                  Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.11.1           First Amendment to the 1991 Stock Option Plan, effective
                  November 4, 1993, filed as Exhibit 10.15.1 to the Company's
                  Quarterly Report on Form 10-Q for the Fiscal Quarter ended
                  March 31, 1994 and incorporated by reference herein.

10.11.2           Second Amendment to the 1991 Stock Option Plan, effective
                  April 20, 1994, filed as Exhibit 10.15.2 to the Company's
                  Quarterly Report on Form 10-Q for the Fiscal Quarter ended
                  March 31, 1994 and incorporated by reference herein.

10.11.3           Third Amendment to the 1991 Stock Option Plan, effective
                  November 1, 1995, filed as Exhibit 10.10.3 to the Company's
                  Quarterly Report on Form 10-Q for the Fiscal Quarter ended
                  December 31, 1995 and incorporated by reference herein.

10.12             Employee Stock Purchase Plan, filed as Exhibit 10.16 to the
                  Company's Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.

10.12.1           First Amendment to Employee Stock Purchase Plan, effective
                  November 2, 1994, filed as Exhibit 10.14.1 to the Company's
                  Annual Report on Form 10-K for the Fiscal Year ended June 30,
                  1994 and incorporated by reference herein.

10.12.2           Second Amendment to Employee Stock Purchase Plan, effective
                  July 17, 1996, filed as Exhibit 99.1 to the Company's
                  Registration Statement on Form S-8 (No. 333-11245) and incorporated by reference herein.

10.13             Amended and Restated Outside Directors Option Plan, effective
                  November 2, 1994, filed as Exhibit 10.17.1 to the Company's
                  Annual Report on Form 10-K for the Fiscal Year ended June 30,
                  1994, and incorporated by reference herein.

10.14 1994 Restricted Stock Plan, effective November 2, 1994, filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994, and incorporated by reference herein.

10.14.1           First Amendment to the 1994 Restricted Stock Plan, effective
                  November 1, 1995, filed as Exhibit 10.13.1 to the Company's
                  Quarterly Report on Form 10-Q for the Fiscal Quarter ended
                  December 31, 1995 and incorporated by reference herein.

10.15 First USA Deferred Compensation Plan, filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 (No. 333-
                  07025) and incorporated by reference herein.

10.16             Pooling and Servicing Agreement, dated as of September 1,
                  1992, between First USA Bank and The Bank of New York
                  (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master
                  Trust, Class A Asset Backed Certificates, Series 1992-1 and
                  Class B Asset Backed Certificates, Series 1992-1, including the form of Series 1992-1 Supplement and Certificates, filed as Exhibit 4 to First USA Bank's Registration Statement on
                  Form S-1 (No. 33-50600) and incorporated by reference herein.

10.16.1           Series 1993-1 Supplement, dated as of May 1, 1993 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating
                  Rate Asset Backed Certificates, Series 1993-1, filed as
                  Exhibit 4.2 to First USA Bank's Registration Statement on Form
                  S-1 (No. 33-59672) and incorporated by reference herein.

10.16.2           Series 1993-2 Supplement, dated as of October 1, 1993 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating
                  Rate Asset Backed Certificates, Series 1993-2, filed as
                  Exhibit 10.19.2 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994 and incorporated by reference herein.

10.16.3           Series 1993-3 Supplement, dated as of October 1, 1993 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating
                  Rate Asset Backed Certificates, Series 1993-3, filed as
                  Exhibit 10.19.3 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1994 and incorporated by reference herein.

10.16.4           Series 1994-1 Supplement, dated as of April 5, 1994 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to

                  NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Variable Funding
                  Certificates, Series 1994-1, filed as Exhibit 10.23.4 to the
                  Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended March 31, 1994 and incorporated by reference herein.

10.16.5           First Amendment to Series 1994-1 Supplement, dated as of March
                  23, 1995 between First USA Bank and The Bank of New York
                  (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master
                  Trust, Variable Funding Certificates, Series 1994-1, filed as
                  Exhibit 10.16.5 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1995 and incorporated by reference herein.

10.16.6           Series 1994-2 Supplement, dated as of April 5, 1994 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Variable
                  Funding Certificates, Series 1994-2, filed as Exhibit 10.23.5 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                  Quarter ended March 31, 1994 and incorporated by reference herein.

10.16.7           First Amendment to Series 1994-2 Supplement, dated as of
                  October 11, 1994 between First USA Bank and The Bank of New
                  York (Delaware) (as successor to NationsBank of Virginia,
                  N.A.), as trustee, with respect to the First USA Credit Card
                  Master Trust, Variable Funding Certificates, Series 1994-2, filed as Exhibit 10.16.7 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1995 and incorporated by reference herein.

10.16.8           Second Amendment to Series 1994-2 Supplement, dated as of
                  November 7, 1994 between First USA Bank and The Bank of New
                  York (Delaware) (as successor to NationsBank of Virginia,
                  N.A.), as trustee, with respect to the First USA Credit Card
                  Master Trust, Variable Funding Certificates, Series 1994-2, filed as Exhibit 10.16.8 to the Company's Annual Report on Form 10-K for the Fiscal Year ended June 30, 1995 and incorporated by reference herein.

10.16.9           Third Amendment to Series 1994-2 Supplement, dated as of June
                  30, 1995 between First USA Bank and The Bank of New York
                  (Delaware) (as successor to NationsBank, N.A.), as trustee, with respect to the First USA Credit Card Master Trust,
                  Variable Funding Certificates, Series 1994-2, filed as Exhibit
                  10.16.9 to the Company's Annual Report on Form 10-K for the
                  Fiscal Year ended June 30, 1995 and incorporated by reference herein.

10.16.10          Series 1994-3 Supplement, dated as of June 1, 1994 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating
                  Rate Asset Backed Certificates, Series 1994-3, filed as
                  Exhibit 99.1 to the Company's Current Report on Form 8-K, dated as of June 9, 1994 and incorporated by reference herein.

10.16.11          Series 1994-4 Supplement, dated as of June 1, 1994 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating
                  Rate Asset Backed

                  Certificates, Series 1994-4, filed as Exhibit 99.2 to the
                  Company's Current Report on Form 8-K, dated as of June 9, 1994 and incorporated by reference herein.

10.16.12          Series 1994-5 Supplement, dated as of July 30, 1994 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating
                  Rate Asset Backed Certificates, Series 1994-5 filed as Exhibit
                  99.1 to the Company's Current Report on Form 8-K, dated as of August 24, 1994 and incorporated by reference herein.

10.16.13          Series 1994-6 Supplement, dated as of July 30, 1994 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating
                  Rate Asset Backed Certificates, Series 1994-6 filed as Exhibit
                  99.2 to the Company's Current Report on Form 8-K, dated as of August 24, 1994 and incorporated by reference herein.

10.16.14          Series 1994-7 Supplement, dated as of November 8, 1994 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating
                  Rate Asset Backed Certificates, Series 1994-7 filed as Exhibit
                  99.1 to the Company's Current Report on Form 8-K, dated as of November 8, 1994 and incorporated by reference herein.

10.16.15          Series 1994-8 Supplement, dated as of November 8, 1994 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating
                  Rate Asset Backed Certificates, Series 1994-8 filed as Exhibit
                  99.2 to the Company's Current Report on Form 8-K, dated as of November 8, 1994 and incorporated by reference herein.

10.16.16          Series 1995-1 Supplement, dated as of March 1, 1995 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating
                  Rate Asset Backed Certificates, Series 1995-1 filed as Exhibit
                  99.1 to the Company's Current Report on Form 8-K, dated as of March 1, 1995 and incorporated by reference herein.

10.16.17          Series 1995-2 Supplement, dated as of March 1, 1995 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating
                  Rate Asset Backed Certificates, Series 1995-2 filed as Exhibit
                  99.2 to the Company's Current Report on Form 8-K, dated as of March 1, 1995 and incorporated by reference herein.

10.16.18          Series 1995-3 Supplement, dated as of May 16, 1995 between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank of Virginia, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating
                  Rate Asset Backed Certificates, Series 1995-3 filed as Exhibit
                  99.1 to the Company's

                  Current Report on Form 8-K, dated as of May 16, 1995 and incorporated by reference herein.

10.16.19 Series 1995-4 Supplement, dated as of September 14, 1995 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset
                  Backed Certificates, Series 1995-4 filed as Exhibit 99.1 to the Company's Current Report on Form 8-K, dated as of September 22, 1995 and incorporated by reference herein.

10.16.20 Series 1995-5 Supplement, dated as of September 14, 1995 between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank, N.A.), as trustee, with respect to the First USA Credit Card Master Trust, Floating Rate Asset
                  Backed Certificates, Series 1995-5 filed as Exhibit 99.2 to the Company's Current Report on Form 8-K, dated as of September 22, 1995 and incorporated by reference herein.

10.16.21          Series 1995-6 Supplement, dated as of December 7, 1995 between
                  First USA Bank and The Bank of New York (Delaware), as trustee, with respect to the First USA Credit Card Master
                  Trust, Floating Rate Asset Backed Certificates, Series 1995-6 filed as Exhibit 99.2 to the Company's Current Report on Form
                  8-K, filed on December 21, 1995 and incorporated by reference herein.

10.16.22 Series 1996-1 Supplement, dated as of February 22, 1996 between First USA and The Bank of New York (Delaware) (as successor to The Bank of New York as successor to NationsBank, N.A.), as trustee, with respect to the First USA Credit Card
                  Master Trust, Floating Rate Asset Backed Certificates, Series
                  1996-1 filed as Exhibit 99 to the Company's Current Report on
                  Form 8-K, filed on March 21, 1996 and incorporated by reference herein.

10.16.23          Series 1996-E1 Supplement, dated of May 2, 1996 between First
                  USA Bank and The Bank of New York (Delaware), as trustee, with respect to the First USA Credit Card Master Trust, Floating
                  Rate Asset Backed Certificates, Series 1996-E1, filed as
                  Exhibit 99 to the Company's Current Report on Form 8-K, filed on May 17, 1996 and incorporated herein by reference.

10.16.24          Series 1996-2 Supplement, dated as of June 4, 1996 between
                  First USA Bank and The Bank of New York (Delaware), as trustee, with respect to the First USA Credit Card Master
                  Trust, Floating Rate Asset Backed Certificates, Series 1996-2, filed as Exhibit 99 to the Company's Current Report on Form 8-
                  K, filed on June 28, 1996 and incorporated herein by reference.

10.16.25          Series 1996-3 Supplement, dated as of June 6, 1996 between
                  First USA Bank and The Bank of New York (Delaware), as trustee, with respect to the First USA Credit Card Master
                  Trust, Floating Rate Asset Backed Certificates, Series 1996-3, filed as Exhibit 99 to the Company's Current Report on Form 8-
                  K, filed on June 28, 1996 and incorporated herein by reference.

10.17 Pooling and Servicing Agreement, dated as of May 11, 1995, between First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank, N.A.), as trustee, on behalf of the Certificateholders of the First USA Credit Card Master Trust II, filed as Exhibit
                  10.17 to the Company's Annual Report on Form 10-K for the
                  Fiscal Year ended June 30, 1995 and incorporated herein by reference.

10.17.1           Series 1995-A Supplement, dated as of May 11, 1995, between
                  First USA Bank and The Bank of New York (Delaware) (as successor to NationsBank, N.A.), as trustee, with respect to the First USA Credit Card Master II, Variable Funding
                  Certificates, Series 1995-A and Floating Rate Asset Backed
                  Certificates, Series 1995-A, filed as Exhibit 10.17.1 to the
                  Company's Annual Report on Form 10-K for the Fiscal Year ended
                  June 30, 1995 and incorporated herein by reference.

10.18 1995 Incentive Bonus Plan, effective November 1, 1995, filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-
                  Q for the Fiscal Quarter ended December 31, 1995 and incorporated by reference herein.

10.19 Intercompany Services Agreement, dated as of March 21, 1996, between First USA Management, Inc. and First USA Paymentech,
                  Inc., filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter, ended March 31, 1996 and incorporated by reference herein.

10.20             Registration Rights Agreement between the Company and First
                  USA Paymentech, filed as Exhibit 10.18 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1996 and incorporated by reference herein.

10.21             Tax Sharing Agreement between the Company and First USA
                  Paymentech, filed as Exhibit 10.19 to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated by reference herein.

11*               Computation of Net Income per Share.

13*               Sections entitled "Common Stock and Preferred Stock Price
                  Ranges and Dividends", "Five-Year Statistical Summary",
                  "Management's Discussion and Analysis", "Report of Independent
                  Auditors" and "Quarterly Financial Information" and the
                  Consolidated Financial Statements and Accompanying Notes in the Company's 1996 Annual Report to Stockholders.

21*               Subsidiaries of the Registrant.

23*               Consent of Independent Auditors.

27*               Financial Data Schedule

____________________
*    Filed herewith