Form 10-Q
period 1996-09-30
FIRST USA INC
filed 1996-11-13
CIK 883172

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 1996
                                      ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  Commission file number         1-11030
                                 -------


                                First USA, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             Delaware                            75-2291060
-------------------------------------------------------------------------------
  (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)            Identification Number)


1601 Elm Street, 47th Floor, Dallas, Texas          75201
-------------------------------------------------------------------------------
(address of principal executive offices)          (Zip Code)


Registrant's Telephone Number, including area code   214-849-2110
                                                     ------------

                                      N/A
-------------------------------------------------------------------------------
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X        No
                                        -------        -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                            Outstanding at September 30, 1996
--------------------------------------        ---------------------------------
Common Stock, $.01 par value                          60,908,795 shares
6 1/4% Mandatory Convertible Preferred
     Stock, $.01 par value                             5,750,000 shares

                                FIRST USA, INC.

                           FORM 10-Q QUARTERLY REPORT

                               Table of Contents
                               -----------------


PART I.            F I N A N C I A L   I N F O R M A T I O N             Page
                                                                         ----
  ITEM 1.  FINANCIAL STATEMENTS.

           Condensed Consolidated Balance Sheets -
           September 30, 1996 (Unaudited) and June 30, 1996.............   3

           Condensed Consolidated Statements of Income (Unaudited) -
           Three Months Ended September 30, 1996 and 1995...............   4

           Condensed Consolidated Statements of Cash Flows (Unaudited) -
           Three Months Ended September 30, 1996 and 1995...............   5

           Notes to Interim Condensed Consolidated Financial
           Statements (Unaudited).......................................   6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           Financial Condition and Results of Operations................   9


PART II.                   O T H E R   I N F O R M A T I O N

  ITEM 1.  LEGAL PROCEEDINGS............................................  19

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           Index of Exhibits............................................  19
           Reports on Form 8-K..........................................  20

  SIGNATURES............................................................  21

           P A R T   I.   F I N A N C I A L   I N F O R M A T I O N

                        FIRST USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      September 30,     June 30,
                                                                           1996           1996
                                                                      ------------    -----------
                                                                       (Unaudited)
ASSETS
    Cash and due from banks                                            $   127,463    $   254,553
    Short-term investments                                                 105,097         40,701
    Federal funds sold                                                     159,000         97,450
                                                                       -----------    -----------
       Cash and cash equivalents                                           391,560        392,704
    Investments, at cost (market value of $3,174,032 and $2,875,309
      at September 30, 1996 and June 30, 1996, respectively)             3,197,142      2,903,091
    Loans                                                                3,903,464      3,564,434
       Allowance for possible credit losses                                (76,617)       (74,163)
                                                                       -----------    -----------
          Net loans                                                      3,826,847      3,490,271
    Premises and equipment, net                                            136,015        116,666
    Accrued interest receivable                                             55,702         51,558
    Due from securitizations                                               233,923        182,462
    Customer base intangible, net                                           56,691         70,008
    Purchased merchant portfolios and goodwill, net                        298,743         88,894
    Other assets                                                           399,103        339,847
                                                                       -----------    -----------
                                                                       $ 8,595,726    $ 7,635,501
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Bank notes and other borrowings                                    $ 3,978,696    $ 3,356,506
    Interest-bearing deposits                                            1,429,566      1,460,321
    Federal funds purchased                                              1,359,685      1,308,460
    Accrued interest payable                                                50,328         60,246
    Accrued expenses and other liabilities                                 592,135        330,363
    Minority interest                                                       52,401         53,145
                                                                       -----------    -----------
                                                                         7,462,811      6,569,041
                                                                       -----------    -----------

    Stockholders' equity
       6 1/4%  mandatory convertible preferred stock, $.01 par value            58             58
       Common stock, $.01 par value                                            609            605
       Additional paid-in capital                                          580,173        569,445
       Retained earnings                                                   552,075        496,352
                                                                       -----------    -----------
                                                                         1,132,915      1,066,460
                                                                       -----------    -----------
                                                                       $ 8,595,726    $ 7,635,501
                                                                       ===========    ===========




See Notes to Interim Condensed Consolidated Financial Statements.

                        FIRST USA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          Three Months Ended
                                                                              September 30,
                                                                       -------------------------
                                                                           1996          1995
                                                                       -----------   -----------
INTEREST INCOME
   Loans                                                               $    87,829   $    72,008
   Investments                                                              50,370        40,406
   Federal funds sold                                                        1,959         2,293
                                                                       -----------   -----------
     Total Interest Income                                                 140,158       114,707

INTEREST EXPENSE
   Bank notes and other borrowings                                          55,052        43,234
   Deposits                                                                 20,763        32,692
   Federal funds purchased                                                  20,113        15,115
                                                                       -----------   -----------
     Total Interest Expense                                                 95,928        91,041
                                                                       -----------   -----------
                                                 NET INTEREST INCOME        44,230        23,666
PROVISION FOR POSSIBLE CREDIT LOSSES                                        29,627        21,231
                                                                       -----------   -----------
                                 NET INTEREST INCOME AFTER PROVISION

                                          FOR POSSIBLE CREDIT LOSSES        14,603         2,435

OTHER OPERATING INCOME
   Securitization income                                                   251,427       195,721
   Interchange income                                                       11,532         3,318
   Fee income                                                                6,448         6,481
   Other                                                                    44,157        20,220
                                                                       -----------   -----------
     Total Other Operating Income                                          313,564       225,740

OTHER OPERATING EXPENSE
   Postage, shipping, stationery and supplies                               47,324        31,804
   Salaries and employee benefits                                           50,516        31,244
   Data processing and communications                                       34,497        23,581
   Occupancy and equipment                                                  15,775         9,986
   Amortization of intangibles                                              15,151        13,773
   Other                                                                    64,406        30,852
                                                                       -----------   -----------
     Total Other Operating Expense                                         227,669       141,240
                                                                       -----------   -----------

                                          INCOME BEFORE INCOME TAXES       100,498        86,935
PROVISION FOR INCOME TAXES                                                  36,442        32,040
                                                                       -----------   -----------
                                                          NET INCOME   $    64,056   $    54,895
                                                                       ===========   ===========

Net income per share                                                   $      0.95   $      0.83
                                                                       ===========   ===========

Weighted average common and common
   equivalent shares outstanding                                        67,761,817    66,374,643
                                                                       ===========   ===========

Cash dividends paid per common share                                   $      0.09   $      0.06
                                                                       ===========   ===========

Cash dividends paid per preferred share                                $     0.498   $     0.498
                                                                       ===========   ===========

See Notes to Interim Condensed Consolidated Financial Statements

                        FIRST USA, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                Three Months Ended
                                                                                                    September 30,
                                                                                             --------------------------
                                                                                                 1996          1995
                                                                                             -----------    -----------
OPERATING ACTIVITIES
   Net income                                                                                $    64,056    $    54,895
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for possible credit losses                                                        29,627         21,231
      Provision for depreciation and amortization                                                 32,392         25,602
      Changes in operating assets and liabilities:
        Accrued interest receivable                                                               (4,144)         3,450
        Accrued interest payable                                                                  (9,918)       (15,828)
        Accrued expenses and other liabilities                                                   149,495          6,090
      Other operating activities                                                                 (92,237)        60,255
                                                                                             -----------    -----------

                                                 NET CASH PROVIDED BY OPERATING ACTIVITIES       169,271        155,695

INVESTING ACTIVITIES
   Proceeds from maturities of investments                                                       219,625        132,310
   Purchases of investments                                                                     (516,728)      (315,328)
   Net increase in loans, excluding acquisitions and sales                                    (1,431,113)    (1,753,621)
   Proceeds from sales of loans                                                                1,062,434      1,627,288
   Purchases of merchant portfolios, processing services and other acquisitions                 (188,118)       (36,274)
   Purchases of premises and equipment                                                           (28,000)       (15,495)
   Other investing activities                                                                         52        (10,688)
                                                                                             -----------    -----------

                                                    NET CASH USED FOR INVESTING ACTIVITIES      (881,848)      (371,808)

FINANCING ACTIVITIES
   Dividends paid to common stockholders                                                          (5,469)        (3,424)
   Dividends paid to preferred stockholders                                                       (2,864)        (2,864)
   Issuance of common stock, net                                                                   5,234          1,806
   Net payments to trustees relating to securitizations                                           (4,016)      (131,290)
   Net increase in bank notes and other borrowings                                               698,078        534,021
   Net decrease in interest-bearing deposits                                                     (30,755)      (238,677)
   Net increase in federal funds purchased                                                        51,225        190,370
                                                                                             -----------    -----------

                                                 NET CASH PROVIDED BY FINANCING ACTIVITIES       711,433        349,942
                                                                                             -----------    -----------

                                          (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (1,144)       133,829
Cash and cash equivalents at beginning of period                                                 392,704        236,778
                                                                                             -----------    -----------

                                                CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   391,560    $   370,607
                                                                                             ===========    ===========


See Notes to Interim Condensed Consolidated Financial Statements

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unuadited)



NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements of First USA, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

NOTE B - ALLOWANCE FOR POSSIBLE CREDIT LOSSES
  The activity in the allowance for possible credit losses is as follows:

                                                          Three Months Ended
                                                              September 30,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
                                                         (Dollars in thousands)
Beginning allowance for possible credit losses           $ 74,163      $ 66,000
Provision for possible credit losses                       29,627        21,231
Recoveries of loans previously charged off                 16,804         1,602
Loans charged off                                         (43,977)      (20,833)
                                                         ========      ========
Ending allowance for possible credit losses              $ 76,617      $ 68,000
                                                         ========      ========

Ending allowance as a % of total loans                        2.0%          2.1%
                                                         ========      ========


NOTE C - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  At September 30, 1996 and June 30, 1996, the Company had interest rate swap agreements with notional amounts totaling $2.2 billion and $2.1 billion, respectively. The Company enters into interest rate swap agreements to convert fixed rate liabilities to floating rate liabilities as an efficient alternative to issuing floating rate funding sources.

NOTE D - ASSET SECURITIZATION

  The Company had outstanding securitizations of credit card loans of $16.0 billion and $15.2 billion at September 30, 1996 and June 30, 1996, respectively. These transactions have been recorded as sales and the Company records no gain at the time of sale. The associated net servicing fees are recognized monthly over the lives of the transactions on an accrual basis and are included in securitization income in the statements of income.

  In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on an approach that focuses on

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unuadited)



NOTE D - ASSET SECURITIZATION -- CONTINUED

control of the assets and extinguishment of the liabilities. In addition, the statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and provides implementation guidance for securitization transactions and repurchase agreements. The statement is effective for transactions occurring subsequent to December 31, 1996. The Company is currently evaluating the impact of this statement.

NOTE E - BUSINESS COMBINATIONS AND MERCHANT PORTFOLIO PURCHASES

  On August 19, 1996, First USA Paymentech, Inc. ("Paymentech") purchased for approximately $170 million all of the outstanding stock of GENSAR Holdings Inc. ("GENSAR"). GENSAR is one of the nation's largest providers of third party credit and debit authorization services, processing approximately 300 million transactions during the twelve months ended June 30, 1996. The acquisition also includes a merchant processing portfolio which has approximately $1 billion in annual sales volume. The acquisition was accounted for as a purchase, and accordingly, its results were included in Paymentech's results of operations from the date of acquisition. The pro forma effects of this acquisition, as if it had occurred at the beginning of the periods presented, were not material and therefore have not been included.

NOTE F - NET INCOME PER SHARE
  Net income per share is calculated as follows:

                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                         1996            1995
                                                     -----------     -----------
                                              (Dollars in thousands, except per share data)
Net income                                           $    64,056     $    54,895
                                                     ===========     ===========

Average common shares outstanding                     60,739,156      58,947,192
Common stock equivalents:
   Stock options                                       2,231,186       2,635,976
   Mandatory convertible preferred stock               4,791,475       4,791,475
                                                     -----------     -----------
Weighted average common and common
   equivalent shares outstanding                      67,761,817      66,374,643
                                                     ===========     ===========

Net income per share                                 $      0.95     $      0.83
                                                     ===========     ===========


NOTE G - SUBSEQUENT EVENTS

  On October 16, 1996, the Company's Board of Directors approved a two-for-one common stock split and increased the quarterly cash dividend to $0.12 per share on a present (pre-split) basis. The two-for-one common stock split will be effected in the form of a 100% stock dividend payable November 12, 1996, to stockholders of record on October 28, 1996. The financial statements as of September 30, 1996 do not reflect the retroactive treatment of this stock split.

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unuadited)


NOTE G - SUBSEQUENT EVENTS - CONTINUED

  On November 8, 1996, Paymentech filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for a public offering of 6.8 million shares of Paymentech common stock. The offering includes approximately 4 million shares to be sold by the Company and approximately 2.8 million shares to be issued and sold by Paymentech.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL
  The Company is one of the nation's largest providers of Visa and MasterCard services through its principal operating subsidiaries, First USA Bank and First USA Paymentech, Inc. ("Paymentech"). First USA Bank is an issuer of Visa and MasterCard credit cards with approximately 15.1 million credit cards issued and $19.8 billion in managed credit card loans outstanding at September 30, 1996. First USA Bank's profitability is affected by loan growth, interest rate spread, Cardmember usage, credit quality and marketing expenses. Paymentech conducts its business through its wholly owned subsidiaries, First USA Merchant Services, Inc. ("Merchant Services") and First USA Financial Services, Inc. ("Financial Services"). Merchant Services is the third largest payment processor of bankcard transactions in the United States, according to published industry sources, with approximately $30.9 billion in sales volume processed and approximately 574.2 million bankcard transactions for the fiscal year ended June 30, 1996. Financial Services markets and issues to businesses and other entities commercial cards that facilitate business-to-business payment procedures and reporting, replacing traditional direct payment methods.

The Company's newest operating subsidiary, First USA Federal Savings Bank ("FSB"), conducts its operations as a direct bank, offering customers banking products via phone, mail and other electronic distribution channels. FSB's current offerings of financial products include mortgages, limited testing of auto and homeowners' insurance and unsecured installment loans and soon is expected to include remote banking, retail certificates of deposit, auto loans and other financial products.

RESULTS OF OPERATIONS

  Net income for the quarter ended September 30, 1996, was $64.1 million, or $0.95 per share. Included in net income for the quarter ended September 30, 1996 is a one-time merger, integration and impairment charge of $15.5 million, recorded by Paymentech, related to the acquisition of GENSAR Holdings, Inc. This one-time charge reduced net income by $7.4 million, or $0.11 per share. Income, excluding the one-time charge, was $71.5 million, or $1.06 per share, compared with net income of $54.9 million, or $0.83 per share, for the quarter ended September 30, 1995. The increase in operating results is attributable to the 35.8% growth of average managed loans from $14.1 billion to $19.1 billion, increased credit card charge volume, an increase in managed loan yield, a decrease in cost of funds and increased payment processing volume. These increases were partially offset by increased net credit losses.

  On-balance-sheet loans increased from $3.3 billion at September 30, 1995 to $3.9 billion as of September 30, 1996, which reflects the results of the Company's direct solicitations, partially offset by the Company's completion of securitizations of $5.2 billion.

MANAGED PORTFOLIO REPORTING AND ANALYSIS

  It is management's practice to analyze its financial performance on a "managed" portfolio basis, in addition to analyzing information as reported under generally accepted accounting principles. The effect of securitizing loans is to remove these loans from the balance sheet and to record net interest income and fees less net credit losses on the securitized loans as securitization income. Managed loan statistics include loans sold in securitization transactions and the Company's on-balance-sheet loan portfolio. The Company's consolidated statements of income and balance sheets are adjusted to eliminate the effect of securitizing loans to analyze the data on a "managed" portfolio basis.

The following table depicts the changes in the Company's key financial data as a result of securitizing loans as of and for the three months ended September 30, 1996 and 1995. The As Reported information is derived from consolidated financial statements which have been prepared in conformity with generally accepted accounting principles. Managed loan data include loans sold in securitization transactions and the Company's on-balance-sheet loan portfolio.


                                                  Three Months Ended September 30,
                                        -------------------------------------------------------
                                                  1996                         1995
                                        ------------------------     --------------------------
                                       As Reported      Managed      As Reported      Managed
                                       -----------    -----------    -----------    -----------
                                                        (Dollars in Thousands)
Income Statement Statistics:
---------------------------
Net interest income                    $    44,230    $   391,153    $    23,666    $   229,109

Other operating income:
   Securitization income                   251,427           --          195,721           --
   Interchange income                       11,532         56,848          3,318         43,448
   Fee income                                6,448         53,324          6,481         38,798
   Other                                    44,157         44,157         20,220         20,220
                                       -----------    -----------    -----------    -----------
      Total other operating income         313,564        154,329        225,740        102,466

Provision for possible credit losses        29,627        217,315         21,231        103,400
                                       -----------    -----------    -----------    -----------

Net revenue after provision for
   possible credit losses              $   328,167    $   328,167    $   228,175    $   228,175
                                       ===========    ===========    ===========    ===========


Balance Sheet and Other Statistics:
----------------------------------
Average loans                          $ 3,783,819    $19,141,915    $ 3,372,780    $14,099,158
End of period loans                      3,903,464     19,929,764      3,303,924     15,034,832
Securitizations                               --       16,026,300           --       11,730,908
Loan yield                                    9.28%         13.87%          8.54%         12.69%
Cost of funds                                 5.84           5.89           6.38           6.31
Delinquency rate                              3.35           5.03           2.55           3.29
Net credit loss rate                          2.87           4.49           2.28           2.88


NET INTEREST INCOME

  For the three months ended September 30, 1996, net interest income was $44.2 million, an increase of 86.9% from net interest income of $23.7 million for the three months ended September 30, 1995. This increase was due to an increase in loan interest income of $15.8 million primarily due to growth in on-balance-sheet loans and increased yield. Interest income from investments, excluding interest income from cash equivalents, increased $9.6 million due to an increase in average investments from $2.3 billion to $3.0 billion, partially offset by a decrease in yield from 6.76% to 6.55% for the three months ended September 30, 1995 and 1996, respectively. Interest expense increased $4.9 million due to an increase in average interest-bearing liabilities from $5.7 billion to $6.5 billion, to supplement the funding of loan growth, which is primarily funded by securitizations. This increase was partially offset by a decrease in cost of funds from 6.38% to 5.84% for the three months ended September 30, 1995 and 1996, respectively.

  Net interest margin on a managed basis was 7.00% for the three months ended September 30, 1996, compared with 5.51% for the three months ended September 30, 1995. The increase is due to managed loan interest yield increasing from 12.69% for the three months ended September 30, 1995 to 13.87% for the three months ended September 30, 1996, reflecting changes in the overall pricing distribution of the credit card loan portfolio. In addition, cost of funds decreased from 6.31% for the three months ended September 30, 1995 to 5.89% for the three months ended September 30, 1996.

  The table provides an analysis of net interest income, average balance sheet data, net interest margin and interest rate spread for the three month periods ended September 30, 1996 and 1995.

                                                                    Three Months Ended September 30,
                                         ---------------------------------------------------------------------------------------
                                                           1996                                              1995
                                         -------------------------------------        -------------------------------------------
                                           Average        Average                       Average          Average
                                           Balance         Rate       Interest          Balance           Rate         Interest
                                         -------------   -------     ---------        -----------        -------       --------
                                                                        (Dollars in Thousands)
ASSETS
Earning assets
    Cash equivalents                     $     101,967     7.07%      $   1,817       $     59,202          9.64%      $   1,438
    Federal funds sold                         143,050     5.43           1,959            153,943          5.91           2,293
    Investments                              2,963,192     6.55          48,553          2,307,608          6.76          38,968
    Loans                                    3,783,819     9.28          87,829          3,372,780          8.54          72,008
                                          ------------    -----        --------       ------------         -----       ---------
       Total earning assets                  6,992,028     8.02%       $140,158          5,893,533          7.79%      $ 114,707

Other assets                                 1,118,319                                     866,025
                                          ------------                                ------------
       Total assets                       $  8,110,347                                $  6,759,558
                                          ============                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
    Bank notes and other borrowings       $  3,640,018     6.00%      $  55,052       $  2,669,317          6.43%      $  43,234
    Interest-bearing deposits                1,416,847     5.81          20,763          1,985,475          6.53          32,692
    Federal funds purchased                  1,457,526     5.47          20,113          1,006,645          5.96          15,115
                                          ------------    -----        --------       ------------         -----       ---------
       Total interest-bearing
          liabilities                        6,514,391     5.84%      $  95,928          5,661,437          6.38%      $   91,041
Other liabilities                              501,933                                     357,179
                                          ------------                                ------------
       Total liabilities                     7,016,324                                  6,018,616

Stockholders' equity                         1,094,023                                    740,942
                                          ------------                                ------------
       Total liabilities and
            stockholders' equity          $  8,110,347                                $ 6,759,558
                                          ============                                ===========

                                                          -----       ---------                            -----       ---------
Net interest margin and net
    interest income (a)                                    2.53%      $   44,230                            1.61%      $   23,666
                                                          ======      ==========                           =====       ==========
Interest rate spread (b)                                   2.18%                                            1.41%
                                                          ======                                           ======

OFF-BALANCE-SHEET TRANSACTIONS
    Average securitized credit card loans  $15,358,096    15.00%      $ 575,809       $10,726,378          13.99%      $ 375,174
    Securitized loans cost of funds         15,358,096     5.91         228,886        10,726,378           6.28         169,731
                                                          -----        --------                            -----       ---------
       Securitized loans net interest
          rate spread                                      9.09%      $ 346,923                             7.71%      $ 205,443
                                                          ======      =========                            ======      =========

INCLUDING SECURITIZED
CREDIT CARD LOANS
    Total earning assets                   $22,350,124    12.81%      $ 715,967       $16,619,911          11.79%      $ 489,881
    Interest-bearing liabilities            21,872,487     5.89         324,814        16,387,815           6.31         260,772
                                                          -----        --------                            -----       ---------
    Net interest margin and net interest
        income (a)                                         7.00%      $ 391,153                             5.51%      $  229,109
                                                          ======      =========                            ======      ==========
    Interest rate spread (b)                               6.92%                                            5.48%
                                                          ======                                           ======

------------------------
(a) Net interest margin is computed by dividing net interest income by average total earning assets.
(b) Interest rate spread is the average earning assets rate minus the average interest-bearing liabilities rate.

OTHER OPERATING INCOME

  Other operating income was $313.6 million for the three months ended September 30, 1996 compared with $225.7 million for the three months ended September 30, 1995. The three months ended September 30, 1996 included a $55.7 million increase in securitization income, due to the 43.2% increase in average securitized loans and a $23.9 million increase in other operating income resulting primarily from increased payment processing volume.

OTHER OPERATING EXPENSES

  Other operating expenses, excluding amortization of intangibles, increased 66.7% to $212.5 million for the three months ended September 30, 1996, versus $127.5 million for the three months ended September 30, 1995. Postage, shipping, stationery and supplies increased $15.5 million, data processing and communications increased $10.9 million, and other expenses, excluding Paymentech's one-time charge of $15.5 million, increased $18.0 million due to increased marketing costs associated with loan solicitations and increased accounts, transaction volumes and balances, resulting primarily from the 35.8% increase in average managed loans. Salaries and employee benefits increased $19.3 million primarily due to the increase in number of employees. Occupancy and equipment expenses increased $5.8 million primarily due to facility expansions.

INTANGIBLES

  The Company's consolidated balance sheets include a customer base intangible which represents the excess of allocable amounts paid over the stated amount of the credit card loans acquired, primarily those acquired when the Company was acquired by a management-led investor group in 1989. The customer base intangible is amortized over the estimated periods to be benefited (generally seven to eleven years) on a straight-line basis based on independent portfolio valuation studies. The amortization of the customer base intangible is primarily a tax deductible item for which the Company realizes a reduction in federal tax payments. The examination division of the Internal Revenue Service ("IRS") has completed an examination for fiscal years 1990, 1991 and 1992 and proposed to limit the Company's intangible tax deductions. The Company disagreed with the proposal and is pursuing a resolution of the matter through the IRS appeals process and may pursue it further through litigation, if necessary. At the present time, if it impossible to predict the outcome concerning the Company's amortization of its intangible; however, the Company believes it has strong arguments in support of its position and expects that this challenge will not have a material impact on the Company.

  The balance sheet also includes purchased merchant portfolios and goodwill, resulting primarily from acquisitions by Paymentech. Purchased merchant portfolios and goodwill increased from $88.9 million at June 30, 1996 to $298.7 million at September 30, 1996, due primarily to the acquisition of GENSAR Holdings, Inc. during the three months ended September 30, 1996.

ASSET QUALITY

  The Company's delinquency and net credit loss rates at any time reflect, among other factors, the quality of the credit card loans, the average seasoning of the Company's accounts, the success of the Company's collection efforts and general economic conditions.

  As a result of a slower rate of growth, intense competition and the overall softening in consumer credit, delinquency and net credit loss rates for the Company trended higher during the quarter. Over the past year, new unseasoned loans have become a smaller percentage of managed credit card loans, which has contributed to the increase in managed delinquency and managed credit card loss rates. In light of these conditions, the Company continued to tighten and refine credit underwriting. The Company believes that delinquency and net credit loss rates will trend consistent with industry levels. The managed delinquency rate at September 30, 1996, was 5.03%, and the managed net credit loss rate for the first quarter of fiscal year 1997 was 4.49%. The Company's focus continues to be to optimize the profitability of each account within the context of acceptable risk characteristics. The Company has developed a credit process through the experience of numerous marketing, credit and risk management tests which provides the Company with a reliable basis for predicting the asset quality of new accounts. The Company also believes that its frequent and early contact with delinquent customers, as well as active portfolio management, has a significant impact on predicting delinquency trends and managing net credit losses.

Delinquencies

  The following table represents the delinquency trends of the Company's loans as reported for financial purposes and for managed loans. An account is contractually delinquent if the minimum payment is not received by the billing date. It is the Company's policy to accrue interest and fee income on all credit card accounts, except as specified below, until the account is charged off. In certain situations where an account becomes delinquent and a legitimate hardship exists, a loan may qualify to be placed on nonaccrual status, provided that the account is closed and the credit card is returned. All hardship situations result in either a charge off of the account or a re-establishment to reliable paying status. The Company has stringent policies governing the placement of accounts into hardship and the ultimate disposition of these accounts.

                           At September 30, 1996           At June 30, 1996
                          -------------------------   --------------------------
                                         Percent of                  Percent of
                             Loans      Total Loans     Loans       Total Loans
                          -----------   -----------  ------------   ------------
                                          (Dollars in thousands)
Managed Loans
-------------
Loans outstanding         $19,929,764     100.00%    $18,727,825       100.00%
                          ===========     ======     ===========       ======
Loans delinquent

     35 to 64 days        $   344,079       1.72%    $   272,496         1.46%
     65 to 94 days            202,435       1.02         159,814         0.85
     95 or more days          456,438       2.29         378,193         2.02
                          -----------     ------     -----------       ------
         Total            $ 1,002,952       5.03%    $   810,503         4.33%
                          ===========     ======     ===========       ======

As Reported
-----------
Loans outstanding         $ 3,903,464     100.00%    $ 3,564,434       100.00%
                          ===========     ======     ===========       ======
Loans delinquent

     35 to 64 days        $    45,041       1.15%    $    37,221         1.04%
     65 to 94 days             26,370       0.68          21,182         0.60
     95 or more days           59,348       1.52          50,497         1.42
                          -----------     ------     -----------       ------
         Total            $   130,759       3.35%    $   108,900         3.06%
                          ===========     ======     ===========       ======

Net Credit Losses

          Net credit losses include the principal amount (excluding accrued finance charges and fees) of losses resulting from Cardmembers unwilling or unable to pay, as well as bankrupt and deceased accounts, less current period recoveries. Loans are charged off prior to the end of the seventh billing cycle after having become contractually past due unless a payment has been received sufficient to bring the account into a different delinquency category or bring the account current.

  The following table presents the Company's net credit losses for the periods indicated:

                                               Three Months Ended
                                                 September 30,
                                           -----------------------------
                                              1996              1995
                                           -----------       -----------
                                               (Dollars in Thousands)
Managed Loans
-------------
Average loans outstanding                  $19,141,915       $14,099,158
Net credit losses                          $   214,861       $   101,400
Net credit losses as a percentage
   of average loans outstanding                   4.49%             2.88%

As Reported
-----------
Average loans outstanding                  $ 3,783,819       $ 3,372,780
Net credit losses                          $    27,173       $    19,231
Net credit losses as a percentage
   of average loans outstanding                   2.87%             2.28%

PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES

  The provision for possible credit losses includes current period credit losses and an amount which, in the judgment of management, is necessary to maintain the allowance for possible credit losses at a level that reflects known and inherent risks in the loan portfolio. For the three months ended September 30, 1996, the Company's provision for possible credit losses was $29.6 million, which included charges of $2.5 million to increase the allowance for possible credit losses.
On an annualized basis, this provision was 3.13% of average loans outstanding. This compared to a provision of $21.2 million for the three months ended September 30, 1995, which on an annualized basis was 2.52% of average credit card loans outstanding.

FIRST USA PAYMENTECH, INC.

  Paymentech recorded a net loss of $3.3 million, or $0.10 per share, for the quarter ended September 30, 1996. Paymentech's results of operations for the quarter ended September 30, 1996, include a one-time, merger, integration and impairment charge of $15.5 million, related to the acquisition of GENSAR Holdings, Inc. This one-time charge reduced Paymentech's net income by $9.7 million, or $0.30 per share. Excluding the effects of the one-time charge, Paymentech's net income increased 827.4% to $6.4 million, or $0.20 per share, for the quarter ended September 30, 1996, compared with net income of $0.7 million, or $0.03 per share, for the quarter ended September 30, 1995. Net revenue increased 66.4% to $39.6 million compared with $23.8 million for the prior year period. During the September 1996 quarter, Paymentech processed approximately $9.0 billion in sales volume in approximately 263.6 million total transactions.

  On August 19, 1996, Paymentech purchased for approximately $170 million all of the outstanding stock of GENSAR. GENSAR is one of the nation's largest providers of third party credit and debit authorization services, processing approximately 300 million transactions during the twelve months ended June 30, 1996. The acquisition also included a merchant processing portfolio which has approximately $1 billion in annual sales volume. The acquisition was accounted for as a purchase, and accordingly, its results were included in Paymentech's results of operations from the effective date of the acquisition.

  Paymentech funded the GENSAR purchase and subsequent payoff of GENSAR's debt with proceeds from its initial public offering ($75 million), a loan from the Company ($25 million) and non-interest-bearing notes payable to the previous shareholders of GENSAR ($100 million) due October 18, 1996.

  In March 1996, Paymentech completed initial public offerings of 7.3 million shares of its common stock. At September 30, 1996, Paymentech had 31.7 million shares outstanding of which the Company owned 24.4 million shares, or approximately 77%. At September 30, 1996, the market value of the Company's investment in Paymentech's common stock was approximately $992 million.

On November 8, 1996, Paymentech filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for a public offering of 6.8 million shares of Paymentech Common Stock. The offering includes approximately 4 million shares to be sold by the Company and approximately 2.8 million shares to be issued and sold by Paymentech. Subsequent to this offering, First USA will own approximately 59% of Paymentech common stock, assuming no exercise of underwriters' over-allotment options, or 57%, if the underwriters' over-allotment options are exercised in full.

  In February 1996, Paymentech entered into a $100 million revolving credit facility payable to a bank syndicate. The Paymentech credit facility bears interest based on LIBOR plus 0.35% to 0.90% and commitment fees ranging from 0.15% to 0.30% on the unused portion, based on Paymentech's debt to capitalization ratio, payable quarterly. The Paymentech credit facility expires in February 1999, with the option of two one-year extensions. First USA Financial, Inc., a wholly owned subsidiary, is a guarantor to the Paymentech credit facility. The Paymentech credit facility provides Paymentech and the Company a source of additional liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. Under the Paymentech credit facility, Paymentech loans to the Company cannot exceed $25 million. At September 30, 1996, there were no borrowings under the Paymentech credit facility, and none of the covenants would have had the effect of restricting Paymentech's ability to pay dividends. In October 1996, Paymentech refinanced the $100 million note payable to the former shareholders of GENSAR through the Paymentech credit facility, and subsequently increased the line of credit available under the Paymentech credit facility to $200 million.

FUNDING AND LIQUIDITY

  Traditional asset liquidity is provided by cash, cash equivalents and investments. These items represented 41.7%, 43.2%, and 40.4% of the Company's assets as of September 30, 1996, June 30, 1996, and September 30, 1995, respectively.

  The Company had securitized loans of $16.0 billion, $15.2 billion and $11.7 billion at September 30, 1996, June 30, 1996, and September 30, 1995, respectively. During the three months ended September 30, 1996, the Company completed securitizations of approximately $602.4 million. At September 30, 1996, securitized loans had a weighted average remaining life of 3.4 years and a weighted average cost of funds of approximately 5.78%. The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which the Company plans to continue to use as a source of funding.

  When securitized loans amortize, First USA Bank's funding requirements increase accordingly. The Company plans to fund the amortization of securitizations in the future through securitization of additional loans, issuance of bank and deposit notes, acceptance of additional deposits and the use of other bank liabilities.

  The Company had $1.9 billion in bank notes outstanding at September 30, 1996 and June 30, 1996. At September 30, 1996, bank notes had average maturities of
1.8 years and an average cost of 5.95%. In addition, the Company had approximately $1.2 billion and $1.0 billion of term federal funds purchased at September 30, 1996 and June 30, 1996, respectively. The average maturities of the term federal funds purchased were four months at September 30, 1996 with an average cost of 5.69%.

  Interest-bearing deposits, which primarily represent brokered and directly placed deposits, totaled $1.4 billion at September 30, 1996 and $1.5 billion at June 30, 1996. At September 30, 1996, interest-bearing deposits had an average cost of 5.77%. Interest-bearing deposits of less than $100,000 were issued by Financial Services. The maturity distribution for interest-bearing deposits is set forth in the following table.

                                              At September 30, 1996
                                           -----------------------------
                                             Amount             Percent
                                           ----------          ---------
                                               (Dollars in Thousands)
Equal to or more than $100,000
------------------------------
Less than three months                     $  191,146             13.44%
Three to six months                           255,852             17.98
Six to twelve months                          499,258             35.09
More than twelve months                       476,471             33.49
                                           ----------            ------
                                            1,422,727            100.00
Less than $100,000
------------------
Less than three months                            189              2.76
Three to six months                             2,973             43.47
Six to twelve months                            3,083             45.08
More than twelve months                           594              8.69
                                           ----------            ------
                                                6,839            100.00
Total
-----
Less than three months                        191,335             13.38
Three to six months                           258,825             18.11
Six to twelve months                          502,341             35.14
More than twelve months                       477,065             33.37
                                           ----------            ------
                                           $1,429,566            100.00%
                                           ==========            ======

  In December 1995, First USA Financial, Inc. entered into a $300 million, five-year, unsecured revolving credit facility with a bank syndicate. The credit facility bears interest based on LIBOR plus 0.25% to 0.65% and commitment fees ranging from 0.125% to 0.25% on the unused portion based on First USA Financial, Inc.'s debt to capitalization ratio. The revolving credit facility provides a source of additional liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. At September 30, 1996, borrowings under the credit facility were $32.0 million and the applicable rates were 5.69% and 0.125%, respectively.

  At September 30, 1996, the Company had interest rate swap agreements with commercial banks having a total notional principal amount of $2.2 billion. The Company enters into interest rate swap agreements to convert fixed rate liabilities to floating rate liabilities as an efficient alternative to issuing floating rate funding sources.

  The Company implemented a Dividend Reinvestment and Stock Purchase Plan (the "DRIP Plan") in December 1995, pursuant to which participants may purchase shares of the Company's common stock by automatically reinvesting quarterly cash dividends or by making optional cash investments, and pursuant to which participants may also sell or otherwise dispose of common stock acquired under the DRIP Plan. As of September 30, 1996, approximately 388,000 shares of common stock had been issued by the Company pursuant to the DRIP Plan, which generated net proceeds of approximately $21.3 million. From the inception of the DRIP Plan through September 30, 1996, in excess of 90% of such common stock purchases were made by financial intermediaries, who may have resold such shares of common stock shortly before or after acquiring them (including coverage of short positions). The Company has not extended to any such purchasers any rights or privileges other than those to which they would otherwise be entitled as participants or prospective participants in the DRIP Plan, nor has the Company entered into any agreements with any such persons regarding their purchases of such shares or any resales or distributions thereof.

INVESTMENTS

  The Company's investments, which totaled $3.2 billion and $2.9 billion at September 30, 1996 and June 30, 1996, respectively, consist primarily of variable rate U.S. government agency mortgage-backed securities which enhance yield and provide a source of secondary liquidity through repurchase agreements and are primarily classified as held-to-maturity. The average maturity based on historical payment rates of the investment portfolio at September 30, 1996 was approximately 6.5 years.

  The following table presents maturities of the investment portfolio at September 30, 1996 and reflects scheduled payments and expected prepayments based on historical payment rates.

                                     Amount     Percentage     Yield
                                  ----------    ----------     -----
                                         (Dollars in Thousands)
Within 1 year                     $  418,160        13.08%      6.56%
1 - 5 years                        1,238,188        38.73       6.58
5 - 10 years                         803,780        25.14       6.59
After 10 years                       737,014        23.05       6.54
                                  ----------       ------       ----
        Total carrying value      $3,197,142       100.00%      6.57%
                                  ==========       ======       ====

CAPITAL ADEQUACY

  The Company's stockholders' equity increased to $1,132.9 million at September 30, 1996, compared with $1,066.5 million at and June 30, 1996, primarily as a result of retained earnings. The Company's tangible equity decreased to $777.5 million at September 30, 1996, from $907.6 million at June 30, 1996 due primarily to the addition of intangible assets of approximately $210 million as a result of Paymentech's acquisitions.

  First USA Bank's stockholder's equity increased from $860.6 million at June 30, 1996 to $921.6 million at September 30, 1996, primarily as a result of retained earnings, partially offset by dividends paid to the Company. First USA Bank is subject to the capital adequacy guidelines adopted by the Federal Deposit Insurance Corporation. At September 30, 1996, First USA Bank's risk-based total capital ratio was 24.55%, its tier 1 capital ratio was 19.92%, and its leverage ratio was 11.68%. At September 30, 1996, First USA Bank met the requirements of a "well capitalized" institution.

INCOME TAXES

  The Company's consolidated provision for income taxes includes state and federal income tax components. The Company's effective income tax rate was 36.3% for the three months ended September 30, 1996, compared with 36.9% for the three months ended September 30, 1995.

CAPITAL EXPENDITURES

  The Company spent $77.1 million and $28.0 million for capital expenditures for fiscal 1996 and the three months ended September 30, 1996, respectively.
Capital expenditures are made generally to accommodate growth in loans and payment processing volume, provide for increased operating efficiencies and support future growth in the commercial card market. In addition, the Company has incurred capital expenditures related to facility expansions and additions.

SELECTED RATIOS
  The following table presents certain financial ratios for the Company and First USA Bank for the periods indicated.

                                                       Three Months Ended
                                                         September 30,
                                                       -------------------
                                                         1996       1995
                                                        ------     ------
First USA, Inc.
   Return on assets (a)                                   3.53%      3.25%
   Return on stockholders' equity (a)                    26.14      29.64
   Average stockholders' equity to average assets        13.49      10.96

First USA Bank
   Return on assets                                       4.15%      3.76%
   Return on stockholder's equity                        35.88      40.59
   Average stockholder's equity to average assets        11.56       9.27
   Net interest margin                                    2.43       1.58
   Net interest margin (managed)                          7.00       5.51

(a) Excludes the Paymentech one-time merger, integration and impairment charge of $15.5 million primarily related to the acquisition of GENSAR. This one-time charge reduced the Company's net income by $7.4 million or $0.11 per share.

PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

  First USA Bank and Richard Vague were named defendants in a class action lawsuit filed on December 19, 1995 in the United States District Court for the Northern District of California. In this action, plaintiff contends that she and all others similarly situated are entitled to damages and injunctive relief for alleged violations of the Trust in Lending Act and the California Business and Professions Code and for alleged breach of contract, fraud and deceit and negligent misrepresentation. Plaintiff claims that a solicitation by First USA Bank inviting the plaintiff to apply for a credit card account did not disclose that the introductory rate was variable and subject to change, and that contrary to the terms of the cardmember agreement, First USA Bank increased the rate on plaintiff's acccount prior to the end of the introductory period. First USA Bank moved to change the venue of the lawsuit to Delaware, dismiss Richard Vague in his personal capacity and dismiss the Truth in Lending Act claim. Such motions were denied. Plaintiff's motion for an injunction was also denied. Discovery on the merits has begun in the lawsuit. While it is impossible to predict the outcome of such lawsuit, First USA Bank believes that such lawsuit will not have a material adverse effect on the consolidated financial position of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                               INDEX OF EXHIBITS
                               -----------------

a. Exhibits

   The following exhibits are incorporated by reference or filed herewith:

Exhibit Number                Description
--------------  ----------------------------------------
3.1             Restated Certificate of Incorporation
                of the Company, filed as Exhibit 3.1.1
                to the Company's Annual Report on Form
                10-K for the Company's Fiscal Year
                Ended June 30, 1992 and incorporated by
                reference herein.
3.1.1           Certificate of Correction of the
                Restated Certificate of Incorporation
                of the Company, filed as Exhibit 3.1.1
                to the Company's Quarterly Report on
                Form 10-Q for the Fiscal Quarter ended
                September 30, 1993 and incorporated by
                reference herein.
3.1.2           Certificate of Amendment to the
                Restated Certificate of Incorporation
                of the Company, filed as Exhibit 3.1.2
                to the Company's Quarterly Report on
                Form 10-Q for the Fiscal Quarter ended
                September 30, 1993 and incorporated by
                reference herein.
3.2             By-Laws of the Company, filed as
                Exhibit 3.2 to the Company's
                Registration Statement on Form
                S-1 (No. 33-45110) and incorporated by
                reference herein.
4.1             Certificate of the Powers,
                Designations, Preferences and Rights of
                the 6 1/4% PRIDES, Mandatory
                Convertible Preferred Stock, filed as
                Exhibit 4.1 to the Company's Annual
                Report on Form 10-K for the fiscal year
                ended June 30, 1996 and incorporated by
                reference herein.
4.2             Form of Global Bank Note, Floating
                Rate, filed as Exhibit 4.3 to the
                Company's Quarterly Report on Form 10-Q
                for the Fiscal Quarter ended December
                31, 1995 and incorporated by reference
                herein.
4.3             Form of Global Bank Note, Fixed Rate,
                filed as Exhibit 4.4 to the Company's
                Quarterly Report on Form 10-Q for the
                Fiscal Quarter ended December 31, 1995
                and incorporated by reference herein.
4.4             Form of Global Deposit Note, Floating
                Rate, filed as Exhibit 4.5 to the
                Company's Quarterly Report on Form 10-Q
                for the Fiscal Quarter ended December
                31, 1995 and incorporated by reference
                herein.

  4.5           Form of Global Deposit Note, Fixed
                Rate, filed as Exhibit 4.6 to the
                Company's Quarterly Report on Form 10-Q
                for the Fiscal Quarter ended December
                31, 1995 and incorporated by reference
                herein.
  10.11.4*      Fourth Amendment to the 1991 Stock
                Option Plan, effective October 16, 1996.
  10.16.26      Series 1996-4 Supplement, dated as of
                August 6, 1996 between First USA Bank
                and The Bank of New York (Delaware), as
                trustee, with respect to the First USA
                Credit Card Master Trust, Floating Rate
                Asset Backed Certificates, Series
                1996-4, filed as Exhibit 99 to the
                Company's Current Report on Form 8-K,
                filed on August 21, 1996 and
                incorporated by reference herein.
  11*           Computation of Net Income per Share.
  27*           Financial Data Schedule

-------------------------
* Filed herewith.

b.  Reports on Form 8-K filed during the quarter ended September 30, 1996:

    Form 8-K filed August 21, 1996:

      Item 5.  Other Events - Securitization of credit card receivables

      Item 7.  Financial Information and Exhibits

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date:     November 13, 1996


                            FIRST USA, INC.



                            By: /s/ Jack M. Antonini
                                -----------------------------------------------
                                Jack M. Antonini
                                Vice Chairman and Chief Financial Officer
                                (Principal Financial Officer and Duly Authorized Officer)

                               INDEX OF EXHIBITS
                               -----------------


                                                                   Sequentially
Exhibit Number                 Description of Exhibit              Numbered Page
--------------                 ----------------------              -------------

10.11.4                      Fourth Amendment to the 1991 Stock
                             Option Plan, effective October 16,
                             1996.
11                           Computation of Net Income Per Share.
27                           Financial Data Schedule.