Form 10-Q
period 1996-12-31
FIRST USA INC
filed 1997-02-13
CIK 883172

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   December 31, 1996
                                    ----------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          Commission file number         1-11030
                                  ---------------------


                                First USA, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                  75-2291060
--------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification Number)



1601 Elm Street, 47th Floor, Dallas, Texas               75201
--------------------------------------------------------------------------------
(address of principal executive offices)               (Zip Code)


Registrant's Telephone Number, including area code   214-849-2000
                                                   ----------------

                                      N/A
--------------------------------------------------------------------------------
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X     No  _______
                                          -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                      Outstanding at December 31, 1996
----------------------------------------  ------------------------------------
Common Stock, $.01 par value                     123,016,240 shares
6 1/4% Mandatory Convertible Preferred
     Stock, $.01 par value                         5,750,000 shares


                                FIRST USA, INC.

                          FORM 10-Q QUARTERLY REPORT

                               Table of Contents
                               -----------------




PART I.                                   FINANCIAL INFORMATION                           Page
                                                                                          ----


     Item 1.   Financial Statements.

               Condensed Consolidated Balance Sheets -
               December 31, 1996 (Unaudited) and June 30, 1996..........................   3

               Condensed Consolidated Statements of Income (Unaudited) -
               Three and Six Months Ended December 31, 1996 and 1995....................   4

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Six Months Ended December 31, 1996 and 1995..............................   5

               Notes to Interim Condensed Consolidated Financial
               Statements (Unaudited)...................................................   6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations............................  10



PART II.                                    OTHER INFORMATION

     Item 1.   Legal Proceedings........................................................  24

     Item 4.   Submission of Matters to a Vote of Security Holders......................  24

     Item 6.   Exhibits and Reports on Form 8-K

               Index of Exhibits........................................................  25
               Reports on Form 8-K......................................................  27

     Signatures  .......................................................................  28

          P A R T   I.     F I N A N C I A L    I N F O R M A T I O N


                       FIRST USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                                             December 31,       June 30,
                                                                                1996             1996
                                                                           --------------    --------------
                                                                            (Unaudited)       (See Note A)
ASSETS
 Cash and due from banks                                                   $    173,626      $    254,553
 Short-term investments                                                           2,473            40,701
 Federal funds sold                                                             330,200            97,450
                                                                           --------------    --------------
   Cash and cash equivalents                                                    506,299           392,704
 Investments, at cost (market value of $3,611,310 and $2,875,309
   at December 31, 1996 and June 30, 1996, respectively)                      3,608,418         2,903,091
 Loans                                                                        5,195,859         3,564,434
   Allowance for possible credit losses                                        (122,587)          (74,163)
                                                                           --------------    --------------
     Net loans                                                                5,073,272         3,490,271
 Premises and equipment, net                                                    113,322           116,666
 Accrued interest receivable                                                     72,845            51,558
 Due from securitizations                                                       186,736           182,462
 Customer base intangible, net                                                   42,830            70,008
 Other assets                                                                   601,857           428,741
                                                                           --------------    --------------
                                                                           $ 10,205,579      $  7,635,501
                                                                           ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Bank notes and other borrowings                                           $  5,121,683      $  3,356,506
 Interest-bearing deposits                                                    1,705,124         1,460,321
 Federal funds purchased                                                      1,536,450         1,308,460
 Accrued interest payable                                                        68,926            60,246
 Accrued expenses and other liabilities                                         342,466           383,508
                                                                           --------------    --------------
                                                                              8,774,649         6,569,041
                                                                           --------------    --------------
 Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely subordinated
   debentures of the Company                                                    200,000                 -

 Stockholders' equity
   6 1/4%  mandatory convertible preferred stock, $.01 par value                     58                58
   Common stock, $.01 par value                                                   1,231             1,210
   Additional paid-in capital                                                   608,629           568,840
   Retained earnings                                                            621,012           496,352
                                                                           --------------    --------------
                                                                              1,230,930         1,066,460
                                                                           --------------    --------------
                                                                           $ 10,205,579      $  7,635,501
                                                                           ==============    ==============

See Notes to Interim Condensed Consolidated Financial Statements.

                       FIRST USA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Dollars in thousands, except per share data)

                                                               Three Months Ended               Six Months Ended
                                                                   December 31,                    December 31,
                                                            ---------------------------     ---------------------------
                                                                1996           1995             1996           1995
                                                            ------------   ------------     ------------   ------------
                                                                           (See Note A)                    (See Note A)
INTEREST INCOME
 Loans                                                      $     98,271   $     86,153     $    186,100   $    158,161
 Investments                                                      54,152         44,920          104,522         85,326
 Federal funds sold                                                4,220          1,488            6,179          3,781
                                                            ------------   ------------     ------------   ------------
  Total Interest Income                                          156,643        132,561          296,801        247,268

INTEREST EXPENSE
 Bank notes and other borrowings                                  68,744         51,717          123,796         94,951
 Deposits                                                         23,341         31,936           44,104         64,628
 Federal funds purchased                                          22,642         20,314           42,755         35,429
                                                            ------------   ------------     ------------   ------------
  Total Interest Expense                                         114,727        103,967          210,655        195,008
                                                            ------------   ------------     ------------   ------------
                                     NET INTEREST INCOME          41,916         28,594           86,146         52,260
PROVISION FOR POSSIBLE CREDIT LOSSES                              75,750         19,672          105,377         40,903
                                                            ------------   ------------     ------------   ------------
           NET INTEREST INCOME (EXPENSE) AFTER PROVISION
                              FOR POSSIBLE CREDIT LOSSES         (33,834)         8,922          (19,231)        11,357

OTHER OPERATING INCOME
 Securitization income                                           255,876        213,890          507,303        409,611
 Gain on sale of subsidiary common stock                         106,878              -          106,878              -
 Interchange income                                               13,843          4,335           25,375          7,653
 Fee income                                                        9,938          7,107           16,386         13,588
 Other                                                            37,505         27,049           81,662         47,269
                                                            ------------   ------------     ------------   ------------
  Total Other Operating Income                                   424,040        252,381          737,604        478,121

OTHER OPERATING EXPENSE
 Postage, shipping, stationery and supplies                       59,879         41,748          107,203         73,552
 Salaries and employee benefits                                   49,738         34,714          100,254         65,958
 Data processing and communications                               36,604         25,384           71,101         48,965
 Occupancy and equipment                                          17,775         11,505           33,550         21,491
 Amortization of intangibles                                      15,384         13,925           30,535         27,698
 Other                                                            87,497         40,592          151,903         71,444
                                                            ------------   ------------     ------------   ------------
  Total Other Operating Expense                                  266,877        167,868          494,546        309,108
                                                            ------------   ------------     ------------   ------------

          INCOME BEFORE INCOME TAXES AND SUBSIDIARY
                                TRUST DISTRIBUTIONS              123,329         93,435          223,827        180,370
Provision for income taxes                                        43,827         34,506           80,269         66,546
Distributions on preferred securities of subsidiary trust,
 net of taxes                                                        370                             370
                                                            ------------   ------------     ------------   ------------
                                              NET INCOME    $     79,132   $     58,929     $    143,188   $    113,824
                                                            ============   ============     ============   ============

Net income per share                                        $       0.58   $       0.44     $       1.05   $       0.86
                                                            ============   ============     ============   ============

Weighted average common and common
 equivalent shares outstanding                               136,960,979    133,294,990      136,056,694    133,030,744
                                                            ============   ============     ============   ============

Cash dividends paid per common share                        $       0.06   $       0.03     $      0.105   $       0.06
                                                            ============   ============     ============   ============

Cash dividends paid per preferred share                     $      0.498   $      0.498     $      0.996   $      0.996
                                                            ============   ============     ============   ============


See Notes to Interim Condensed Consolidated Financial Statements.

                       FIRST USA, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Dollars in thousands)

                                                                                                    Six Months Ended
                                                                                                      December 31,
                                                                                            --------------------------------
                                                                                                1996                1995
                                                                                            -------------       ------------
                                                                                                                (See Note A)
OPERATING ACTIVITIES
  Net income                                                                                $   143,188         $  113,824
  Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on sale of subsidiary common stock                                                    (106,878)                 -
    Provision for possible credit losses                                                        105,377             40,903
    Provision for depreciation and amortization                                                  70,104             51,241
    Equity in earnings of subsidiary                                                             (3,306)                 -
    Net changes in operating assets and liabilities:
     Accrued interest receivable                                                                (21,356)           (10,302)
     Accrued interest payable                                                                     9,239              7,355
     Accrued expenses and other liabilities                                                      (8,768)           (25,955)
     Other operating activities                                                                 (62,618)            25,520
                                                                                            -------------       ------------

                                        NET CASH PROVIDED BY OPERATING ACTIVITIES               124,982            202,586

INVESTING ACTIVITIES
  Proceeds from maturities of investments                                                       421,249            290,373
  Purchases of investments                                                                   (1,145,436)          (631,146)
  Net increase in loans, excluding acquisitions and sales                                    (4,393,436)        (4,242,418)
  Proceeds from sales of loans                                                                2,684,040          3,806,559
  Proceeds from sale of subsidiary common stock                                                 139,814                  -
  Purchases of merchant portfolios, processing services and other acquisitions                 (192,871)           (39,118)
  Purchases of premises and equipment                                                           (48,927)           (34,190)
  Other investing activities                                                                        124            (12,872)
                                                                                            -------------       ------------

                                           NET CASH USED FOR INVESTING ACTIVITIES            (2,535,443)          (862,812)

FINANCING ACTIVITIES
  Dividends paid to common stockholders                                                         (12,801)            (6,976)
  Dividends paid to preferred stockholders                                                       (5,727)            (5,727)
  Issuance of common stock, net                                                                  27,601              3,826
  Net payments to trustees relating to securitizations                                           (4,336)            (3,171)
  Net increase in bank notes and other borrowings                                             1,840,892            757,829
  Net increase (decrease) in interest-bearing deposits                                          252,437           (337,028)
  Net increase in federal funds purchased                                                       227,990            498,985
  Issuance of subsidiary trust mandatorily redeemable preferred securities                      198,000                  -
                                                                                            -------------       ------------

                                        NET CASH PROVIDED BY FINANCING ACTIVITIES             2,524,056            907,738
                                                                                            -------------       ------------

                                            INCREASE IN CASH AND CASH EQUIVALENTS               113,595            247,512
Cash and cash equivalents at beginning of period                                                392,704            236,778
                                                                                            -------------       ------------

                                       CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   506,299         $  484,290
                                                                                            =============       ============

See Notes to Interim Condensed Consolidated Financial Statements.

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements of First USA, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

  On October 16, 1996, the Company's Board of Directors approved a two-for-one common stock split and increased the quarterly cash dividend to $0.12 per share on a present (pre-split) basis. The two-for-one common stock split was effected in the form of a 100% stock dividend payable November 12, 1996, to stockholders of record on October 28, 1996. The financial statements presented reflect the retroactive treatment of this stock split.

Note B - Merger with BANC ONE CORPORATION

  On January 19, 1997, the Company and BANC ONE CORPORATION ("BANC ONE") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company would merge with and into BANC ONE and BANC ONE would be the surviving corporation (the "Merger"). Pursuant to the Merger Agreement, each share of the Company's common stock will be converted into 1.1659 shares of BANC ONE common stock, subject to change under certain circumstances at BANC ONE's option in order to prevent a termination of the Merger Agreement that would otherwise occur if the trading price of BANC ONE's common stock falls below $38.60 during the period prior to the Merger (the "Common Exchange Ratio"). The Merger will qualify as a tax free reorganization under the Internal Revenue Code. BANC ONE intends to account for the Merger under the pooling of interests method of accounting.

  Pursuant to the Merger Agreement, certain benefits of the Company's employees vest upon approval of the Merger by the stockholders of the Company. In particular, all of the Company's outstanding stock options will vest, restrictions previously placed upon certain stock grants will lapse and the loans pursuant to the First USA Paymentech, Inc. ("Paymentech") stock loan program will be forgiven. The Company expects to incur additional costs related to the Merger, all of which will be expensed upon consummation of the Merger.

  The Merger is subject to approvals by the shareholders of the Company and BANC ONE, the receipt of all required regulatory approvals and the making of all necessary governmental filings. The Merger is expected to close in the second quarter of calendar 1997.

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





Note C - Allowance for Possible Credit Losses
  The activity in the allowance for possible credit losses is as follows:



                                                          Three Months Ended       Six Months Ended
                                                               December 31,           December 31,
                                                          ---------------------   -----------------------
                                                             1996         1995        1996         1995
                                                          ---------    --------   ----------     --------
                                                                     (Dollars in Thousands)

Beginning allowance for possible credit losses            $  76,617     $ 68,000     $  74,163    $ 66,000
Provision for possible credit losses                         75,750       19,672       105,377      40,903
Recoveries of loans previously charged off                    2,259        5,136         4,203       6,738
Loans charged off                                           (32,039)     (22,793)      (61,156)    (43,626)
                                                          ----------   ---------    -----------  ----------
Ending allowance for possible credit losses               $ 122,587     $ 70,015     $ 122,587    $ 70,015
                                                          ==========   ==========   ===========  ==========
Ending allowance as a % of total loans                          2.4 %        1.9 %         2.4 %       1.9 %
                                                          ==========   ==========   ===========  ==========

The provision for possible credit losses for the six months ended December 31, 1996 includes an increase in the allowance for possible credit losses of $48.4 million due primarily to an increase in on-balance-sheet loans.

Note D - Financial Instruments with Off-Balance Sheet Risk
  At December 31, 1996 and June 30, 1996, the Company had interest rate swap agreements with notional amounts totaling $2.2 billion and $2.1 billion, respectively. The Company enters into interest rate swap agreements to convert fixed rate liabilities to floating rate liabilities as an efficient alternative to floating rate funding sources.

Note E - Asset Securitization
  The Company had outstanding securitizations of credit card loans of $17.2 billion and $15.2 billion at December 31, 1996 and June 30, 1996, respectively. These transactions have been recorded as sales and the Company records no gain at the time of sale. The associated net servicing fees are recognized monthly over the lives of the transactions on an accrual basis and are included in securitization income in the statements of income.

  In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. In addition, the statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and provides implementation guidance for securitization transactions and repurchase agreements. The statement is effective for transactions occurring subsequent to December 31,1996.

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note E - Asset Securitization -- continued

  The Company is currently evaluating the effect of this statement on its prospective consolidated financial statements and anticipates it will have to begin the recognition of gains on securitization transactions as required by SFAS No. 125. The Company anticipates additional expenses related to product development and marketing to offset the effect of the gains on securitization transactions. The Company will adopt the statement for all securitization transactions occurring subsequent to December 31, 1996, including transfers of receivables pursuant to existing securitization structures that occur after December 31, 1996.

Note F - Paymentech Public Offering

  In December 1996, Paymentech completed a public offering pursuant to which the Company and Paymentech sold 4.3 million and 3.0 million shares of Paymentech common stock, respectively, for $34 per share. During the second fiscal quarter, net proceeds to the Company from the sale of a portion of its investment in Paymentech were $139.8 million and the Company recognized a pre-tax gain of $106.9 million, which is included in other operating income. As a result of the offerings, the Company's ownership in Paymentech was reduced from 77% to 57%.

  The Company currently accounts for its investment in Paymentech under the equity method due to the insignificance of the Company's investment in Paymentech to its consolidated financial statements. The Company previously consolidated Paymentech in its financial statements.

Note G - Company-Obligated Redeemable Preferred Securities of Subsidiary Trust Holding Solely Subordinated Debentures of the Company

  During the quarter ended December 31, 1996, First USA Capital Trust I
(the "Capital Trust"), a wholly owned Delaware business trust, completed a $200 million underwritten offering of 9.33% tax deductible redeemable preferred securities. The Capital Trust invested the proceeds from the redeemable preferred securities in junior subordinated debentures, due January 15, 2027, issued by the Company. Proceeds from the sale of the junior subordinated debentures by the Company were used for general corporate purposes, including capital contributions to operating subsidiaries.

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note H - Net Income per Share
  Net income per share is calculated as follows:


                                                     Three Months Ended                 Six Months Ended
                                                         December 31,                      December 31,
                                               --------------------------------    --------------------------------
                                                     1996             1995              1996              1995
                                               ---------------    -------------    --------------    --------------
                                                               (Dollars in thousands, except per share data)

Net income                                       $      79,132    $      58,929     $    143,188     $     113,824
                                                ==============   ===============   ==============   ===============

Average common shares outstanding                  122,439,385      118,498,574      121,957,937       118,199,336
Common stock equivalents:
   Stock options                                     4,938,644        5,213,466        4,515,807         5,248,458
   Mandatory convertible preferred stock             9,582,950        9,582,950        9,582,950         9,582,950
                                                --------------   ---------------   --------------   ---------------
Weighted average common and common
   equivalent shares outstanding                   136,960,979      133,294,990      136,056,694       133,030,744
                                                ==============   ===============   ==============   ===============

Net income per share                             $        0.58    $        0.44     $       1.05     $        0.86
                                                ==============   ===============   ==============   ===============

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

  The Company is one of the nation's largest providers of Visa and MasterCard services through its wholly owned principal operating subsidiary, First USA Bank. First USA Bank is an issuer of Visa and MasterCard credit cards with approximately 15.9 million credit cards issued and $22.2 billion in managed credit card loans outstanding at December 31, 1996. First USA Bank's profitability is affected by loan growth, interest rate spread, Cardmember usage, credit quality and marketing expenses.

  The Company's newest wholly owned operating subsidiary, First USA Federal Savings Bank ("FSB"), conducts its operations as a direct bank, offering customers banking products via phone, mail and other electronic distribution channels. FSB's current offerings of financial products include mortgages, limited testing of auto and homeowners' insurance and unsecured installment loans and soon is expected to include remote banking, retail certificates of deposit, auto loans and other financial products.

  First USA Paymentech, Inc. ("Paymentech") is the third largest payment processor of bankcard transactions in the United States, according to published industry sources, with approximately $30.9 billion in sales volume processed in approximately 574.2 million transactions for the fiscal year ended June 30, 1996. As a result of Paymentech's public offerings which occurred during the quarter ended December 31, 1996, the Company's ownership in Paymentech was reduced from 77% to 57%.

Merger with BANC ONE Corporation

  On January 19, 1997, the Company and BANC ONE CORPORATION ("BANC ONE") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company would merge with and into BANC ONE and BANC ONE would be the surviving corporation (the "Merger"). Pursuant to the Merger Agreement, each share of the Company's common stock will be converted into 1.1659 shares of BANC ONE common stock, subject to change under certain circumstances at BANC ONE's option in order to prevent a termination of the Merger Agreement that would otherwise occur if the trading price of BANC ONE's common stock falls below $38.60 during the period prior to the Merger (the "Common Exchange Ratio"). The Merger will qualify as a tax free reorganization under the Internal Revenue Code. BANC ONE intends to account for the Merger under the pooling of interests method of accounting.

  Pursuant to the Merger Agreement, certain benefits of the Company's employees vest upon approval of the Merger by the stockholders of the Company. In particular, all of the Company's outstanding stock options will vest, restrictions previously placed upon certain stock grants will lapse and the loans pursuant to the Paymentech stock loan program will be forgiven. The Company expects to incur additional costs related to the Merger, all of which will be expensed upon consummation of the Merger.

  The Merger is subject to approvals by the shareholders of the Company and BANC ONE, the receipt of all required regulatory approvals and the making of all necessary governmental filings. The Merger is expected to close in the second quarter of calendar 1997.

Results of Operations

  Net income for the quarter ended December 31, 1996, was $79.1 million, or $0.58 per share, compared with net income of $58.9 million, or $0.44 per share, for the quarter ended December 31, 1995. The increase in operating results is attributable to the 28.9% growth of average managed loans from $16.1 billion to $20.7 billion, increased credit card charge volume, an increase in managed loan yield, a decrease in cost of funds, and increased payment processing volume. These increases were partially offset by increased net credit losses. During the quarter ended December 31, 1996, the Company recognized a $106.9 million pre-tax gain on the sale of a portion of its investment in Paymentech. This pre-tax gain was offset by additional provisions for possible credit losses and increased expenses generally related to product development and marketing.

  Net income for the six months ended December 31, 1996 was $143.2 million, or $1.05 per share, compared with $113.8 million, or $0.86 per share, for the six months ended December 31, 1995. Included in net income for the six months ended December 31, 1996 is a one-time charge of $15.5 million, recorded by Paymentech, related to an acquisition. This one-time charge reduced the Company's net income by $7.4 million, or $0.06 per share. The increase in operating results is attributable to the 32.1% growth of average managed loans, increased credit card charge volume, an increase in managed loan yield, a decrease in cost of funds, and increased payment processing volume. These increases were partially offset by increased net credit losses. In December 1996, the Company recorded a $106.9 million pre-tax gain on the sale of a portion of its investment in Paymentech. This pre-tax gain was offset by additional provisions for possible credit losses and increased expenses generally related to product development and marketing.

  On-balance-sheet loans increased from $3.6 billion at December 31, 1995 to $5.2 billion as of December 31, 1996, which reflects the results of the Company's direct solicitations, partially offset by the Company's completion of securitizations of $5.4 billion.

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

The following table depicts the changes in the Company's key financial data as a result of securitizing loans as of and for the three and six months ended December 31, 1996 and 1995. The As Reported information is derived from consolidated financial statements which have been prepared in conformity with generally accepted accounting principles. Managed loan data include loans sold in securitization transactions and the Company's on-balance-sheet loan portfolio.

                                                               Three Months Ended December 31,
                                           ----------------------------------------------------------------------
                                                          1996                                 1995
                                           ---------------------------------    ---------------------------------
                                             As Reported          Managed         As Reported          Managed
                                           ---------------    --------------    ---------------    --------------
                                                                    (Dollars in Thousands)
Income Statement Statistics:
---------------------------

Net interest income                          $     41,916      $    395,164      $      28,594      $    263,332

Other operating income:
  Securitization income                           255,876                 -            213,890                 -
  Gain on sale of subsidiary stock                106,878           106,878                  -                 -
  Interchange income                               13,843            72,376              4,335            52,973
  Fee income                                        9,938            70,910              7,107            44,407
  Other                                            37,505            37,505             27,049            27,049
                                            --------------    --------------    ---------------    --------------
     Total other operating income                 424,040           287,669            252,381           124,429

Provision for possible credit losses               75,750           292,627             19,672           126,458
                                            --------------    --------------    ---------------    --------------
Net revenue after provision for
  possible credit losses                     $    390,206      $    390,206      $     261,303      $    261,303
                                            ==============    ==============    ===============    ==============

Balance Sheet and Other Statistics:
----------------------------------

Average loans                                $  4,541,496      $ 20,714,292      $   4,131,728      $ 16,069,091
End of period loans                             5,195,859        22,404,152          3,592,564        17,454,639
Securitizations                                17,208,293               -           13,862,075               -
Loan yield                                           8.66 %           13.34 %             8.34 %           12.67 %
Cost of funds                                        5.85              5.86               6.27              6.27
Delinquency rate                                     3.55              5.19               2.86              3.57
Net credit loss rate                                 2.62              4.76               1.71              3.10


                                                            Six Months Ended December 31,
                                           --------------------------------------------------------------
                                                         1996                           1995
                                           -----------------------------  -------------------------------
                                             As Reported       Managed      As Reported       Managed
                                           ---------------   -----------  ---------------   -------------
                                                                  (Dollars in Thousands)
Income Statement Statistics:
---------------------------
Net interest income                           $    86,146     $  786,317     $    52,260     $    492,441

other operating income:
  Securitization income                           507,303              -         409,611                -
  Gain on sale of subsidiary stock                106,878        106,878               -                -
  Interchange income                               25,375        129,224           7,653           96,421
  Fee income                                       16,386        124,234          13,588           83,205
  Other                                            81,662         81,662          47,269           47,269
                                           ---------------   ------------   -------------    ------------
     Total other operating income                 737,604        441,998         478,121          226,895

Provision for possible credit losses              105,377        509,942          40,903          229,858
                                           ---------------   ------------   -------------    ------------
Net revenue after provision for
  possible credit losses                      $   718,373    $   718,373     $   489,478     $    489,478
                                           ===============   ============   =============    ============

Balance Sheet and Other Statistics:
----------------------------------

Average loans                                 $ 4,162,771    $19,928,216     $ 3,752,254     $ 15,084,124
End of period loans                             5,195,859     22,404,152       3,592,564       17,454,639
Securitizations                                17,208,293              -      13,862,075                -
Loan yield                                           8.94 %        13.59 %          8.43 %          12.68 %
Cost of funds                                        5.85           5.88            6.33             6.30
Delinquency rate                                     3.55           5.19            2.86             3.57
Net credit loss rate                                 2.74           4.63            1.97             2.99


Net Interest Income

  For the three months ended December 31, 1996, net interest income was $41.9 million, an increase of 46.6% from net interest income of $28.6 million for the three months ended December 31, 1995. This increase was due to an increase in interest income on loans of $12.1 million, primarily due to growth in on-balance-sheet loans and increased yield. Interest income from investments, excluding interest income from cash equivalents, increased $10.6 million due to an increase in average investments from $2.5 billion to $3.3 billion, partially offset by a decrease in yield from 6.84% to 6.43% for the three months ended December 31, 1995 and 1996, respectively. Interest expense increased $10.8 million due to an increase in average interest-bearing liabilities from $6.6 billion to $7.8 billion, to supplement the funding of loan growth, which is primarily funded by securitizations. This increase was partially offset by a decrease in cost of funds from 6.27% to 5.85% for the three months ended December 31, 1995 and 1996, respectively.

  For the six months ended December 31, 1996, net interest income was $86.1 million, an increase of 64.8% from net interest income of $52.3 million for the six months ended December 31, 1995. This increase was due to an increase in interest income on loans of $27.9 million due to growth in on-balance-sheet loans and an increase in yield. Interest income from investments, excluding interest income from cash equivalents, increased $20.2 million due to an increase in average investments from $2.4 billion to $3.1 billion, partially offset by a decrease in yield from 6.80% to 6.49% for the six months ended December 31, 1995 and 1996, respectively. Interest expense increased $15.6 million due to an increase in average interest-bearing liabilities from $6.1 billion to $7.1 billion, to supplement the funding of loan growth, which is primarily funded by securitizations. This increase was partially offset by a decrease in cost of funds from 6.33% to 5.85% for the six months ended December 31, 1995 and 1996, respectively.

  Net interest margin on a managed basis was 6.49% for the three months ended December 31, 1996, compared with 5.61% for the three months ended December 31, 1995. The increase is due to managed loan interest yield increasing from 12.67% for the three months ended December 31, 1995 to 13.34% for the three months ended December 31, 1996, reflecting changes in the overall pricing distribution of the credit card loan portfolio. In addition, cost of funds decreased from 6.27% for the three months ended December 31, 1995 to 5.86% for the three months ended December 31, 1996.

  For the six months ended December 31, 1996, net interest margin on a managed basis was 6.73%, compared with 5.57% for the six months ended December 31, 1995. The increase is due to managed loan interest yield increasing from 12.68% for the six months ended December 31, 1995 to 13.59% for the six months ended December 31, 1996, reflecting changes in the overall pricing distribution of the credit card loan portfolio. In addition, cost of funds decreased from 6.30% for the six months ended December 31, 1995 to 5.88% for the six months ended December 31, 1996.

  The following tables provide an analysis of net interest income, average balance sheet data, net interest margin and interest rate spread for the three month and six month periods ended December 31, 1996 and 1995.

                                                                           Three Months Ended December 31,
                                                 --------------------------------------------------------------------------------
                                                                  1996                                      1995
                                                 ---------------------------------------   --------------------------------------
                                                    Average       Average                     Average       Average
                                                    Balance        Rate        Interest       Balance        Rate       Interest
                                                 -------------   ---------   -----------   -------------   ---------   ----------
                                                                                (Dollars in Thousands)
ASSETS
Earning assets
  Cash equivalents                                $    32,229      10.57 %    $     859     $   108,262       8.20 %   $   2,232
  Federal funds sold                                  309,824       5.40          4,220         100,610       5.88         1,488
  Investments                                       3,313,288       6.43         53,293       2,494,557       6.84        42,688
  Loans                                             4,541,496       8.66         98,271       4,131,728       8.34        86,153
                                                 -------------   ---------   -----------   -------------   ---------  -----------
    Total earning assets                            8,196,837       7.64 %    $ 156,643       6,835,157       7.76 %   $ 132,561

Other assets                                        1,312,604                                 1,034,552
                                                 -------------                             -------------
    Total assets                                  $ 9,509,441                               $ 7,869,709
                                                 =============                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
  Bank notes and other borrowings                 $ 4,602,214       5.93 %    $  68,744     $ 3,246,978       6.34 %   $  51,717
  Interest-bearing deposits                         1,529,541       6.05         23,341       1,974,885       6.43        31,936
  Federal funds purchased                           1,647,585       5.45         22,642       1,370,762       5.90        20,314
                                                 -------------   ---------   -----------   -------------   ---------  -----------
    Total interest-bearing liabilities              7,779,340       5.85 %    $ 114,727       6,592,625       6.27 %   $ 103,967
Other liabilities                                     566,661                                   484,667
                                                 -------------                             -------------
    Total liabilities                               8,346,001                                 7,077,292
Stockholders' equity                                1,163,440                                   792,417
                                                 -------------                             -------------
    Total liabilities and stockholders'
       equity                                     $ 9,509,441                               $ 7,869,709
                                                 =============                             =============
Net interest margin and net interest                             ---------   -----------                   ---------  -----------
  income (a)                                                        2.05 %    $  41,916                       1.67 %   $  28,594
                                                                 =========   ===========                   =========  ===========
Interest rate spread (b)                                            1.79 %                                    1.49 %
                                                                 =========                                 =========

OFF-BALANCE-SHEET TRANSACTIONS
  Average securitized loans                       $16,172,796      14.66 %    $ 592,585     $11,937,363      14.17 %   $ 422,852
  Securitized loans cost of funds                  16,172,796       5.87        239,337      11,937,363       6.27       188,114
                                                                 ---------   -----------                   ---------  -----------
    Securitized loans net interest rate spread                      8.79 %    $ 353,248                       7.90 %   $ 234,738
                                                                 =========   ===========                   =========  ===========

INCLUDING SECURITIZED LOANS
  Total earning assets                            $24,369,633      12.30 %    $ 749,228     $18,772,520      11.83 %   $ 555,413
  Interest-bearing liabilities                     23,952,136       5.86        354,064      18,529,988       6.27       292,081
                                                                 ---------   -----------                   ---------  -----------
  Net interest margin and net interest income (a)                   6.49 %    $ 395,164                       5.61 %   $ 263,332
                                                                 =========   ===========                   =========  ===========
  Interest rate spread (b)                                          6.44 %                                    5.56 %
                                                                 =========                                 =========

                                                                            Six Months Ended December 31,
                                                 ----------------------------------------------------------------------------------
                                                                  1996                                      1995
                                                 ---------------------------------------   ----------------------------------------
                                                    Average       Average                     Average       Average
                                                    Balance        Rate        Interest       Balance        Rate         Interest
                                                 -------------   ---------   -----------   -------------   ---------    -----------
                                                                                (Dollars in Thousands)
ASSETS
Earning assets
  Cash equivalents                                $    67,098       7.91 %   $    2,676     $    83,732       8.72 %    $    3,670
  Federal funds sold                                  226,436       5.41          6,179         127,276       5.91           3,781
  Investments                                       3,138,240       6.49        101,846       2,401,083       6.80          81,656
  Loans                                             4,162,771       8.94        186,100       3,752,254       8.43         158,161
                                                 -------------   ---------   -----------   -------------   ---------    -----------
    Total earning assets                            7,594,545       7.82 %      296,801       6,364,345       7.77 %    $  247,268

Other assets                                        1,215,464                                   950,291
                                                 -------------                             -------------
    Total assets                                  $ 8,810,009                               $ 7,314,636
                                                 =============                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
  Bank notes and other borrowings                 $ 4,121,114       5.96 %   $  123,796     $ 2,958,147       6.38 %    $   94,951
  Interest-bearing deposits                         1,473,195       5.94         44,104       1,980,180       6.49          64,628
  Federal funds purchased                           1,552,556       5.46         42,755       1,188,704       5.93          35,429
                                                 -------------   ---------   -----------   -------------   ---------    -----------
    Total interest-bearing liabilities              7,146,865       5.85 %   $  210,655       6,127,031       6.33 %    $  195,008
Other liabilities                                     534,307                                   420,926
                                                 -------------                             -------------
    Total liabilities                               7,681,172                                 6,547,957
Stockholders' equity                                1,128,837                                   766,679
                                                 -------------                             -------------
    Total liabilities and stockholders'
      equity                                      $ 8,810,009                               $ 7,314,636
                                                 =============                             =============

Net interest margin and net interest                             ---------   -----------                   ---------    -----------
  income (a)                                                        2.27 %   $   86,146                       1.64 %    $   52,260
                                                                 =========   ===========                   =========    ===========
Interest rate spread (b)                                            1.97 %                                    1.44 %
                                                                 =========                                 =========

OFF-BALANCE-SHEET TRANSACTIONS
  Average securitized loans                       $15,765,445      14.82 %   $1,168,394     $11,331,870      14.08 %    $  798,026
  Securitized loans cost of funds                  15,765,445       5.89        468,223      11,331,870       6.28         357,845
                                                                 ---------   -----------                   ---------    -----------
    Securitized loans net interest rate spread                      8.93 %   $  700,171                       7.80 %    $  440,181
                                                                 =========   ===========                   =========    ===========

INCLUDING SECURITIZED LOANS
  Total earning assets                            $23,359,990      12.54 %   $1,465,195     $17,696,215      11.81 %    $1,045,294
  Interest-bearing liabilities                     22,912,310       5.88        678,878      17,458,901       6.30         552,853
                                                                 ---------   -----------                   ---------    -----------
  Net interest margin and net interest income (a)                   6.73 %   $  786,317                       5.57 %    $  492,441
                                                                 =========   ===========                   =========    ===========
  Interest rate spread (b)                                          6.66 %                                    5.51 %
                                                                 =========                                 =========


----------------------
(a) Net interest margin is computed by dividing net interest income by average total earning assets.
(b) Interest rate spread is the average earning assets rate minus the average interest-bearing liabilities rate.

Other Operating Income

  Other operating income was $424.0 million for the three months ended December 31, 1996 compared with $252.4 million for the three months ended December 31, 1995. The three months ended December 31, 1996 included a $106.9 million gain of the sale of Paymentech common stock, a $42.0 million increase in securitization income, due to the 35.5% increase in average securitized loans partially offset by increased credit losses and a $10.5 million increase in other operating income resulting primarily from increased payment processing volume for Paymentech, partially offset by the change in method of accounting for Paymentech to the equity method. During the three months ended December 31, 1996, Paymentech processed approximately $11.1 billion in sales volume in approximately 342 million total transactions.

  For the six months ended December 31, 1996, other operating income was $737.6 million, compared with $478.1 million for the six months ended December 31, 1995. The six months ended December 31, 1996 included a $106.9 million gain of the sale of Paymentech common stock, a $97.7 million increase in securitization income, due to the 39.1% increase in average securitized loans partially offset by increased credit losses and a $34.4 million increase in other operating income resulting primarily from increased payment processing volume for Paymentech, partially offset by the change in method of accounting for Paymentech to the equity method. During the six months ended December 31, 1996, Paymentech processed approximately $20.1 billion in sales volume in approximately 605 million total transactions.

Other Operating Expenses

  Other operating expenses, excluding amortization of intangibles, increased 63.4% to $251.5 million for the three months ended December 31, 1996, versus $153.9 million for the three months ended December 31, 1995. Postage, shipping, stationery and supplies increased $18.1 million, data processing and communications increased $11.2 million, and other expenses increased $46.9 million due to increased marketing costs associated with loan solicitations and increased accounts, transaction volumes and balances, resulting primarily from the 28.9% increase in average managed loans. Salaries and employee benefits increased $15.0 million primarily due to the increase in number of employees. Occupancy and equipment expenses increased $6.3 million primarily due to facility expansions. The increases to other operating expenses were partially offset by the Company's change in method of accounting for Paymentech to the equity method.

  Other operating expenses, excluding amortization of intangibles, increased 64.9% to $464.0 million for the six months ended December 31, 1996, versus $281.4 million for the six months ended December 31, 1995. Postage, shipping, stationery and supplies increased $33.7 million, data processing and communications increased $22.1 million, and other expenses, which include Paymentech's one-time charge of $15.5 million, increased $80.5 million due primarily to increased marketing costs associated with loan solicitations and increased accounts, transaction volumes and balances, resulting primarily from the 32.1% increase in average managed loans. Salaries and employee benefits increased $34.3 million primarily due to the increase in number of employees. Occupancy and equipment expenses increased $12.1 million primarily due to facility expansions. The increases to other operating expenses were partially offset by the Company's change in method of accounting for Paymentech to the equity method.

Asset Quality

  The Company's delinquency and net credit loss rates at any time reflect, among other factors, the quality of the credit card loans, the average seasoning of the Company's accounts, the success of the Company's collection efforts and general economic conditions.

  As a result of a slower rate of growth, intense competition and the overall softening in consumer credit, delinquency and net credit loss rates for the Company trended higher during the quarter. Over the past year, new unseasoned loans became a smaller percentage of managed credit card loans, which contributed to the increase in managed delinquency and managed credit card loss rates. In light of these conditions, the Company continues to tighten and refine credit underwriting. The Company believes that delinquency and net credit loss rates will continue to increase as a result of this seasoning and will generally follow industry trends. The managed delinquency rate at December 31, 1996 was 5.19%, and the managed net credit loss rate for the second quarter of fiscal year 1997 was 4.76%. The managed net credit loss rate for the six months ended December 31, 1996 was 4.63%. The Company's focus continues to be to optimize the profitability of each account within the context of acceptable risk characteristics. The Company has developed a credit process through the experience of numerous marketing, credit and risk management tests which the Company believes is a reliable basis for predicting the asset quality of new accounts. The Company also believes that its frequent and early contact with delinquent customers, as well as active portfolio management, has a significant impact on predicting delinquency trends and managing net credit losses.

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

                                   At December 31, 1996                 At June 30, 1996
                               ---------------------------       -----------------------------
                                               Percent of                          Percent of
                                   Loans      Total Loans             Loans       Total Loans
                               ------------  --------------       -------------  -------------
                                                  (Dollars in Thousands)
Managed Loans
-------------
Loans outstanding               $ 22,404,152     100.00 %         $ 18,727,825     100.00 %
                               ==============  =========         ==============  =========
Loans delinquent
   35 to 64 days                $    359,471       1.60 %         $    272,496       1.46 %
   65 to 94 days                     250,725       1.12                159,814       0.85
   95 or more days                   552,740       2.47                378,193       2.02
                               --------------  ---------         --------------  ---------
              Total             $  1,162,936       5.19 %         $    810,503       4.33 %
                               ==============  =========         ==============  =========

As Reported
-----------
Loans outstanding               $  5,195,859     100.00 %         $  3,564,434     100.00 %
                               ==============  =========         ==============  =========
Loans delinquent
   35 to 64 days                     $57,423       1.10 %         $     37,221       1.04 %
   65 to 94 days                      39,880       0.77                 21,182       0.60
   95 or more days                    87,365       1.68                 50,497       1.42
                               --------------  ---------         --------------  ---------
              Total             $    184,668       3.55 %         $    108,900       3.06 %
                               ==============  =========         ==============  =========

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

   The following table presents the Company's net credit losses for the periods indicated:

                                                    Three Months Ended                    Six Months Ended
                                                       December 31,                         December 31,
                                            ---------------------------------     --------------------------------
                                                  1996              1995                1996             1995
                                            ---------------   ---------------     ---------------   --------------
                                                                     (Dollars in Thousands)
Managed Loans
-------------
Average loans outstanding                    $20,714,292       $16,069,091          $19,928,216      $15,084,124
Net credit losses                            $   246,657       $   124,443          $   461,518      $   225,843
Net credit losses as a percentage
   of average loans outstanding                     4.76 %            3.10 %               4.63 %           2.99 %

As Reported
-----------
Average loans outstanding                    $ 4,541,496       $ 4,131,728          $ 4,162,771      $ 3,752,254
Net credit losses                            $    29,780       $    17,657          $    56,953      $    36,888
Net credit losses as a percentage
   of average loans outstanding                     2.62 %            1.71 %               2.74 %           1.97 %

Provision and Allowance for Possible Credit Losses

   The provision for possible credit losses includes current period credit losses and an amount which, in the judgment of management, is necessary to maintain the allowance for possible credit losses at a level that reflects known and inherent risks in the loan portfolio. For the three and six months ended December 31, 1996, the Company's provision for possible credit losses was $75.8 million and $105.4 million, respectively, which included charges of $46.0 million and $48.4 million, respectively, to increase the allowance for possible credit losses, due primarily to the increase in on-balance-sheet loans. This compared to provisions of $19.7 million and $40.9 million for the three and six months ended December 31, 1995, respectively.

Funding and Liquidity

   Traditional asset liquidity is provided by cash, cash equivalents and investments. These items represented 40.3%, 43.2%, and 41.3% of the Company's assets as of December 31, 1996, June 30, 1996, and December 31, 1995, respectively.

   The Company had securitized loans of $17.2 billion, $15.2 billion and $13.9 billion at December 31, 1996, June 30, 1996, and December 31, 1995, respectively. During the six months ended December 31, 1996, the Company completed securitizations of approximately $2.8 billion. At December 31, 1996, securitized loans had a weighted average remaining life of 3.6 years and a weighted average cost of funds of approximately 5.93%. The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which the Company plans to continue to use as a source of funding.

   When securitized loans amortize, First USA Bank's funding requirements increase accordingly. The Company plans to fund the amortization of securitizations in the future through securitization of additional loans, issuance of bank and deposit notes, acceptance of additional deposits and the use of other bank liabilities.

   The Company had $2.4 billion and $1.9 billion in bank notes outstanding at December 31, 1996 and June 30, 1996, respectively. At December 31, 1996, bank notes had average maturities of 1.78 years and an average cost of 6.04%. In addition, the Company had approximately $1.3 billion and $1.0 billion of term federal funds purchased at December 31, 1996 and June 30, 1996, respectively. The average maturities of the term federal funds purchased were three months at December 31, 1996 with an average cost of 5.61%.

   Interest-bearing deposits, which primarily represent brokered and directly placed deposits, totaled $1.7 billion at December 31, 1996 and $1.5 billion at June 30, 1996. At December 31, 1996, interest-bearing deposits had an average cost of 5.94%. The maturity distribution for interest-bearing deposits is set forth in the following table.

                                              At December 31, 1996
                                           --------------------------
                                             Amount         Percent
                                           ----------     -----------
                                             (Dollars in Thousands)

Equal to or more than $100,000
------------------------------
Less than three months                    $   377,154        22.12 %
Three to six months                           313,209        18.37
Six to twelve months                          502,821        29.49
More than twelve months                       511,940        30.02
                                         -------------    ---------
                                          $ 1,705,124       100.00 %
                                         =============    =========

   In December 1995, First USA Financial, Inc., the Company's wholly owned subsidiary, entered into a $300 million, five-year, unsecured revolving credit facility with a bank syndicate. The credit facility bears interest based on LIBOR plus 0.25% to 0.65% and commitment fees ranging from 0.125% to 0.25% on the unused portion based on First USA Financial, Inc.'s debt to capitalization ratio. The revolving credit facility provides a source of additional liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. At December 31, 1996, there were no borrowings under the revolving credit facility.

   At December 31, 1996, the Company had interest rate swap agreements with commercial banks having a total notional principal amount of $2.2 billion. The Company enters into interest rate swap agreements to convert fixed rate liabilities to floating rate liabilities as an efficient alternative to issuing floating rate funding sources.

   In December 1996, Paymentech completed a public offering pursuant to which the Company and Paymentech sold 4.3 million and 3.0 million shares of Paymentech common stock, respectively, for $34 per share. During the second fiscal quarter, net proceeds to the Company from the sale of a portion of its investment in Paymentech were $139.8 million and the Company recognized a pre-tax gain of $106.9 million, which is included in other operating income. As a result of the offerings, the Company's ownership in Paymentech was reduced from 77% to 57%.

    The Company currently accounts for its investment in Paymentech under the equity method due to the insignificance of the Company's investment in Paymentech to its consolidated financial statements. The Company previously consolidated Paymentech in its financial statements.

  During the quarter ended December 31, 1996, First USA Capital Trust I (the "Capital Trust"), a wholly owned Delaware business trust, completed a $200 million underwritten offering of 9.33% tax deductible redeemable preferred securities. The Capital Trust invested the proceeds from the preferred securities in junior subordinated debentures, due January 15, 2027, issued by the Company. Proceeds from the sale of the junior subordinated debentures by the Company were used for general corporate purposes, including capital contributions to operating subsidiaries.

  During fiscal 1994, the Company issued 5.75 million shares of 6 1/4% mandatory convertible preferred stock. Beginning May 20, 1997, the Company may redeem each share of the preferred stock. Upon consummation of the Merger, each share of the Company's preferred stock will be exchanged for one share of BANC ONE
6 1/4% convertible preferred stock. The terms of the BANC ONE preferred stock will be substantially the same as the Company's preferred stock except that it will be convertible into BANC ONE common stock and the conversion ratio will be adjusted to reflect the Common Exchange Ratio. However, pursuant to the Merger Agreement, the Company has agreed to call the Company's preferred stock for redemption on May 20, 1997, and the Company has reserved 11.5 million shares of common stock to redeem the preferred stock. First USA and BANC ONE anticipate that the Merger will occur on or after May 20, 1997.

  The Company implemented a Dividend Reinvestment and Stock Purchase Plan (the "DRIP Plan") in December 1995, pursuant to which participants may purchase shares of the Company's common stock by automatically reinvesting quarterly cash dividends or by making optional cash investments, and pursuant to which participants may also sell or otherwise dispose of common stock acquired under the DRIP Plan. As of December 31, 1996, approximately 1.2 million shares of common stock had been issued by the Company pursuant to the DRIP Plan, which generated net proceeds of approximately $34.7 million. From the inception of the DRIP Plan through December 31, 1996, in excess of 90% of such common stock purchases were made by financial intermediaries, who may have resold such shares of common stock shortly before or after acquiring them (including coverage of short positions). The Company has not extended to any such purchasers any rights or privileges other than those to which they would otherwise be entitled as participants or prospective participants in the DRIP Plan, nor has the Company entered into any agreements with any such persons regarding their purchases of such shares or any resales or distributions thereof. Pursuant to the Merger Agreement, the Company is limited to the issuance of 45,000 shares of common stock per quarter through the DRIP Plan.

Investments

  The Company's investments, which totaled $3.6 billion and $2.9 billion at December 31, 1996 and June 30, 1996, respectively, consist primarily of variable rate U.S. government agency mortgage-backed securities which enhance yield and provide a source of secondary liquidity through repurchase agreements and are primarily classified as held-to-maturity. The average maturity based on historical payment rates of the investment portfolio at December 31, 1996 was approximately 6.4 years.

  The following table presents maturities of the investment portfolio at December 31, 1996 and reflects scheduled payments and expected prepayments based on historical payment rates.

                                    Amount      Percentage       Yield
                                 ------------  ------------   -----------
                                          (Dollars in Thousands)

Within 1 year                     $  467,255         12.95 %        6.41 %
1 - 5 years                        1,409,809         39.07          6.41
5 - 10 years                         901,165         24.97          6.43
After 10 years                       830,189         23.01          6.37
                                 ------------  ------------   -----------
       Total carrying value       $3,608,418        100.00 %        6.56 %
                                 ============  ============   ===========

Capital Adequacy

  The Company's stockholders' equity increased to $1.2 billion at December 31, 1996, compared with $1.1 billion at June 30, 1996, primarily as a result of retained earnings. In addition, the Company's tangible equity increased to $1.2 billion at December 31, 1996, from $1.0 billion at June 30, 1996.

  First USA Bank's stockholder's equity increased from $860.6 million at June 30, 1996 to $1.2 billion at December 31, 1996, primarily as a result of capital contributions from the Company of $250 million and retained earnings, partially offset by dividends paid to the Company. First USA Bank is subject to the capital adequacy guidelines adopted by the Federal Deposit Insurance Corporation. At December 31, 1996, First USA Bank's risk-based total capital ratio was 23.73%, its tier 1 capital ratio was 19.91%, and its leverage ratio was 13.35%. At December 31, 1996, First USA Bank met the requirements of a "well capitalized" institution.

Income Taxes

  The Company's consolidated provision for income taxes includes state and federal income tax components. The Company's effective income tax rate was 35.5% and 35.9% for the three and six months ended December 31, 1996, respectively, compared with 36.9% for the three and six months ended December 31, 1995. The decrease in effective rate is due to the change in the method of accounting for Paymentech to the equity method.

Capital Expenditures

  The Company spent $77.1 million and $48.9 million for capital expenditures for fiscal 1996 and the six months ended December 31, 1996, respectively. Capital expenditures are made generally to accommodate growth in loans and provide for increased operating efficiencies. In addition, the Company has incurred capital expenditures related to facility expansions and additions.

Selected Ratios

  The following table presents certain financial ratios for the Company and First USA Bank for the periods indicated:

                                                           Three Months Ended      Six Months Ended
                                                              December 31,           December 31,
                                                          ---------------------  ---------------------
                                                             1996       1995        1996       1995
                                                          ---------- ----------  ---------- ----------
First USA, Inc.
 Return on assets (a)                                       3.33 %     3.00 %      3.42 %     3.11 %
 Return on stockholders' equity (a)                        27.21      29.75       26.69      29.69
 Average stockholders' equity to average assets            12.23      10.07       12.81      10.48

First USA Bank
 Return on assets                                           1.60 %     3.39 %      2.78 %     3.56 %
 Return on stockholder's equity                            14.61      39.45       24.78      40.00
 Average stockholder's equity to average assets            10.95       8.60       11.24       8.91
 Net interest margin                                        1.96       1.65        2.17       1.62
 Net interest margin (managed)                              6.51       5.61        6.74       5.56

(a) Data for the six months ended December 31, 1996, excludes Paymentech's one-time merger, integration and impairment charge of $15.5 million. This one-time charge reduced the Company's net income for the first fiscal quarter by $7.4 million, or $0.06 per share.

PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

  First USA Bank (the "Bank") was named a defendant in a class action lawsuit filed on May 26, 1995 in the District Court of Willacy County, Texas by a former cardmember of the Bank. In this action, the plaintiff contends that he and all others similarly situated are entitled to statutory penalties for alleged violations by the Bank of the Texas Debt Collection Act and the Texas Deceptive Trade Practices Act. Similar class action lawsuits have been filed in Texas against other banks and entities. The Bank believes that plaintiff's claim under these statutes is not valid. On April 8, 1996, the Court granted the Bank's motion for summary judgment and dismissed the plaintiff's claim. The plaintiff has appealed the judgment and the Bank intends to vigorously defend against all claims arising under such appeal. While it is impossible to predict the outcome of such lawsuit, the Company believes such lawsuit will not have a material adverse effect.

  The Bank was named a defendant in a class action lawsuit filed on December
19, 1995 in the United States District Court for the Northern District of California by a former cardmember of the Bank. In this action, the plaintiff contends that she and all others similarly situated are entitled to equitable relief and compensatory and statutory damages for alleged violations by the Bank of the Federal Truth-in-Lending Act, the California unfair business practices statutes, breach of contract, negligent misrepresentation and fraud and deceit. The Bank believes that plaintiff's claims are not valid and answered the plaintiff's compliant, denying all liability. On June 21, 1996, the District Court denied the Bank's motion to dismiss the case and plaintiff's motion for a preliminary injunction. The parties have reached a tentative settlement of the lawsuit which is subject to class notice and court approval. While it is impossible to predict the final outcome of such lawsuit, including any final settlement, the Company believes such lawsuit will not have a material adverse effect.

Item 4.    Submission of Matters to a Vote of Security Holders

a.  The 1996 Annual Meeting of Stockholders was held on November 6, 1996.

b.  The following Directors were elected at such meeting:

                                             Votes Cast to
                                               Withhold
                              Votes For        Authority
                            --------------  ---------------
Gene H. Bishop                 56,413,554          237,416

John C. Tolleson               56,438,975          211,995
Carl H. Westcott               56,423,830          227,140

     The following Directors are also continuing in their office after such meeting:

       Gerald S. Armstrong
       Charles T. Russell
       Rupinder S. Sidhu
       Roger T. Staubach
       Richard W. Vague

Item 4.    Submission of Matters to a Vote of Security Holders -- continued

The following other matters were approved at such meeting:


                     Item                              Votes For      Votes Against      Abstain
-------------------------------------------------    -------------    -------------    -----------

Adoption of the First USA, Inc. Deferred
   Compensation Plan                                   56,169,238        343,759          137,973

Adoption of an amendment to the First USA,
   Inc. Employee Stock Purchase Plan to
   increase the number of shares of Common
   Stock available for purchase under such
   plan and to increase the maximum percentage
   of compensation that each employee is eligible
   to allocate for participation under such plan.      55,816,563        699,288          126,389



Item 6.    Exhibits and Reports on Form 8-K

                               Index of Exhibits
                               -----------------

a. Exhibits

   The following exhibits are incorporated by reference or filed herewith:

Exhibit Number    Description
--------------    -----------
2.1               Agreement and Plan of Merger dated as of January 19, 1997 by and between BANC ONE CORPORATION and First USA, Inc., filed as
                  Exhibit 2.1 on the Company's Current Report on Form 8-K, filed on January 28, 1997 and incorporated by reference herein.
3.1               Restated Certificate of Incorporation of the Company, filed as
                  Exhibit 3.1.1 to the Company's Annual Report on Form 10-K for the Company's Fiscal Year Ended June 30, 1992 and incorporated by reference herein.
3.1.1             Certificate of Correction of the Restated Certificate of
                  Incorporation of the Company, filed as Exhibit 3.1.1 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1993 and incorporated by reference herein.
3.1.2             Certificate of Amendment to the Restated Certificate of
                  Incorporation of the Company, filed as Exhibit 3.1.2 to the Company's Quarterly Report on Form 10-Q for the Fiscal Quarter ended December 31, 1993 and incorporated by reference herein.
3.2               By-Laws of the Company, filed as Exhibit 3.2 to the Company's
                  Registration Statement on Form S-1 (No. 33-45110) and incorporated by reference herein.
4.1               Certificate of the Powers, Designations, Preferences and
                  Rights of the 6 1/4% PRIDES, Mandatory Convertible Preferred
                  Stock, filed as Exhibit 4.1 to the Company's Annual Report on
                  Form 10-K for the fiscal year ended June 30, 1996 and incorporated by reference herein.
4.2               Form of Global Bank Note, Floating Rate, filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                  Quarter ended December 31, 1995 and incorporated by reference herein.
4.3               Form of Global Bank Note, Fixed Rate, filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                  Quarter ended December 31, 1995 and incorporated by reference herein.

4.4               Form of Global Deposit Note, Floating Rate, filed as Exhibit
                  4.5 to the Company's Quarterly Report on Form 10-Q for the
                  Fiscal Quarter ended December 31, 1995 and incorporated by reference herein.
4.5               Form of Global Deposit Note, Fixed Rate, filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                  Quarter ended December 31, 1995 and incorporated by reference herein.
4.6*              Indenture dated as of December 20, 1996 between the Company and The Bank of New York, as trustee, relating to the
                  Company's Series A Junior Subordinated Deferrable Interest
                  Debentures due 2027.
4.7*              Form of Certificate of the Company's Series A Junior
                  Subordinated Deferrable Interest Debentures due 2027 (included as Exhibit A to Exhibit 4.6).
4.8*              Amended and Restated Declaration of Trust of First USA Capital
                  Trust I dated as of December 20, 1996 among the administrative trusses, The Bank of New York (Delaware) as Delaware trustee,
                  The Bank of New York, as property trustee and First USA, Inc.
                  as sponsor.
10.1              Fourth Amendment to the 1991 Stock Option Plan, effective
                  October 16, 1996, filed as Exhibit 10.11.4 to the Company's
                  Quarterly Report on Form 10-Q for the Fiscal Quarter ended
                  September 1996 and incorporated by reference herein.
10.2              Stock Option Agreement, dated January 19, 1997, between First
                  USA, Inc., as issuer, and BANC ONE CORPORATION, as grantee, filed as Exhibit 99.1 on the Company's Current Report on Form
                  8-K, filed on January 28, 1997 and incorporated by reference herein.
10.3              Stock Option Agreement, dated January 19, 1997, between BANC
                  ONE CORPORATION, as issuer, and First USA, Inc., as grantee, filed as Exhibit 99.2 on the Company's Current Report on Form
                  8-K, filed on January 28, 1997 and incorporated by reference herein.
10.4              Amendment No.2 to the Stock Purchase Plan of First USA, Inc.,
                  filed as Exhibit 99.1 to the Company's Registration Statement
                  on Form S-8, filed on August 30, 1996 and incorporated by
                  reference herein.
10.5              Pooling and Servicing Agreement, dated as of December 3, 1996, between First USA Securitization Corporation, as Transferor,
                  First USA Federal Savings Bank, as Servicer, and Bankers Trust
                  (Delaware), as Trustee, filed as Exhibit 99 on the Company's
                  Current Report on Form 8-K, filed on January 2, 1997 and
                  incorporated by reference herein.
10.6              Series 1996-6 Supplement, dated as of November 13, 1996, to the Pooling and Servicing Agreement, dated as of September 1,
                  1992, between First USA Bank, as Transferor and Servicer, and
                  The Bank of New York (Delaware), as Trustee, filed as Exhibit
                  99 on the Company's Current Report on Form 8-K, filed on
                  November 21, 1996 and incorporated by reference herein.
10.7              Series 1996-7 Supplement, dated as of December 11, 1996, to the Pooling and Servicing Agreement, dated as of September 1,
                  1992, between First USA Bank, as Transferor and Servicer, and
                  The Bank of New York (Delaware), as Trustee, filed as Exhibit
                  99.1 on the Company's Current Report on Form 8-K, filed on
                  November 21, 1996 and incorporated by reference herein.
10.8              Series 1996-8 Supplement, dated as of December 11, 1996, to the Pooling and Servicing Agreement, dated as of September 1,
                  1992, between First USA Bank, as Transferor and Servicer, and
                  The Bank of New York (Delaware), as Trustee, filed as Exhibit
                  99.2 on the Company's Current Report on Form 8-K, filed on
                  November 21, 1996 and incorporated by reference herein.
10.9*             Series A Capital Securities Guarantee Agreement dated as of
                  December 20, 1996 between the Company and The Bank of New
                  York, as trustee.
10.10*            Registration Rights Agreement dated as of December 20, 1996 among the Company, First USA Capital Trust I and Merrill
                  Lynch, Pierce Fenner & Smith Incorporated and J. P. Morgan
                  Securities Inc., as initial purchasers.
11*               Computation of Net Income per Share.
27*               Financial Data Schedule

--------------------
*   Filed herewith.

b.  Reports on Form 8-K filed during the quarter ended December 31, 1996:

    Form 8-K filed November 21, 1996:

      Item 5.  Other Events - Securitization of credit card receivables
      Item 7.  Financial Information and Exhibits

    Form 8-K filed December 26, 1996:

      Item 5.  Other Events - Securitization of credit card receivables
      Item 7.  Financial Information and Exhibits

    Reports on Form 8-K filed subsequent to the quarter ended December 31, 1996:

    Form 8-K filed January 2, 1997:

      Item 5.  Other Events - Securitization of credit card receivables
      Item 7.  Financial Information and Exhibits

    Form 8-K filed January 28, 1997:

      Item 5.  Other Events - Merger Agreement with BANC ONE CORPORATION
      Item 7.  Financial Information and Exhibits

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date: February 13, 1997


                                  First USA, Inc.



                                  By:  /s/ Jack M. Antonini
                                       -----------------------------------------
                                       Jack M. Antonini
                                       Vice Chairman and Chief Financial Officer
                                       (Principal Financial Officer and Duly
                                       Authorized Officer)

                               INDEX OF EXHIBITS
                               -----------------



                                                                   Sequentially
Exhibit Number                Description of Exhibit               Numbered Page
--------------                ----------------------               -------------

4.6               Indenture dated as of December 20, 1996
                  between the Company and The Bank of New York,
                  as trustee, relating to the Company's Series A
                  Junior Subordinated Deferrable Interest
                  Debentures due 2027.
4.7               Form of Certificate of the Company's Series A
                  Junior Subordinated Deferrable Interest
                  Debentures due 2027 (included as Exhibit A to
                  Exhibit 4.6).
4.8               Amended and Restated Declaration of Trust of
                  First USA Capital Trust I dated as of
                  December 20, 1996 among the administrative
                  trustees, The Bank of New York (Delaware) as
                  Delaware trustee, The Bank of New York, as
                  property trustee and First USA, Inc. as
                  sponsor.
10.9              Series A Capital Securities Guarantee Agreement
                  dated as of December 20, 1996 between the Company
                  and The Bank of New York, as trustee.
10.10             Registration Rights Agreement dated as of
                  December 20, 1996 among the Company, First USA
                  Capital Trust I and Merrill Lynch, Pierce
                  Fenner & Smith Incorporated and J. P. Morgan
                  Securities Inc., as initial purchasers.
11                Computation of Net Income Per Share.
27                Financial Data Schedule.