Form 10-K/A
period 1996-06-30
FIRST USA INC
filed 1997-04-24
CIK 883172

================================================================================

                      SECURITIES AND EXCHANGE  COMMISSION
                            WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-K/A
                                  -----------
                                Amendment No. 1


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
                                                       ON WHICH THE COMMON STOCK
                                                        AND THE PREFERRED STOCK
        TITLE OF EACH CLASS                                 ARE REGISTERED
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

  As of September 13, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing price of First USA, Inc. Common Stock and Mandatory Convertible Preferred Stock as reported on the New York Stock Exchange on such date was approximately $3.5 billion. For purposes of such calculation, shares owned by directors and executive officers of the Company have been treated as owned by affiliates of the Company, although such treatment is not an admission of the affiliate status of any of such parties. As of September 13, 1996, there were outstanding 121,755,640 shares of First USA, Inc. Common Stock, $.01 par value (as adjusted to reflect the 100% Common Stock dividend paid by the Company on November 12,
1996), and 5,750,000 shares of First USA, Inc. Mandatory Convertible Preferred Stock, $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the definitive Proxy Statement for the First USA, Inc. Annual Meeting of Stockholders held November 6, 1996 are incorporated by reference into
Part III.

================================================================================

                               EXPLANATORY NOTE

     As discussed in Note A to the Company's consolidated financial statements, the Company restated its financial statements to properly reflect the two items described below. The restatement did not affect the Company's net cash flows, liquidity or regulatory capital compliance, nor did the restatement have an effect on the Company's fiscal year 1996 and 1995 net income. The restatement did however have an effect on previously reported quarterly results of the 1996 and 1995 fiscal years and increased fiscal year 1994 earnings.

     The Company has previously not recorded gains on securitization transactions consistent with the Company's belief and common industry assumption that such gains would not be significant due to the relatively short life of the outstanding balances and the narrow spread between the account yield and the sum of the cost of servicing these accounts and investor yield on the securitizations. As a result of a more detailed analysis of gains on all securitizations of credit card receivable balances in connection with the preparation for the adoption of Statement of Financial Accounting Standards No. 125, which is effective January 1, 1997, the Company has restated its financial statements to recognize gains in those periods where the gains were significant.


     In addition, the Company has been deferring the costs to solicit new accounts. These costs were deferred and matched with the future revenues from these new accounts over a twelve-month period. The average life of these new accounts, including all annual renewals, is expected to be seven years. During the course of a review of the Company's accounting policies in connection with the Company's pending merger with Banc One Corporation ("Banc One"), the Company learned that, while its deferred costs were paid to independent third parties, these costs were not eligible for deferral and that its accounting policy regarding such solicitation costs did not conform with the accounting policy of Banc One. As a result, the Company restated its financial statements to expense these costs in the period such costs were incurred.

    As previously noted, the changes had no effect on fiscal 1996 or 1995 net income. The Company has restated its fiscal year 1994 consolidated statement of income resulting in an increase in net income and retained earnings of $47.4 million and an increase in net income per share of $0.40.

     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 1996 (this "Form 10-K/A") contains restated financial statements and quarterly data of the Company (Item
8), restated selected financial data (Item 6) and restated management's discussion and analysis of financial condition and results of operations (Item
7) to reflect the above accounting changes. This Form 10-K/A also contains a restated description of the Company's business (Item 1), to reflect the impact of such accounting changes on the Company's regulatory capital ratios. In addition, this Form 10-K/A contains restated market price data of the Company's common equity and related matters (Item 5) and restated earnings per share, dividends per share and outstanding share data in Items 6, 7 and 8, to reflect the November 1996 two-for-one split of the Company's common stock, paid in the form of a 100% common stock dividend on November 12, 1996. Each of the items included herein has been restated in full.

                                FIRST USA, INC.
                           1996 10-K/A ANNUAL REPORT
                                AMENDMENT NO.1
                               TABLE OF CONTENTS



                                    PART I
                                                                          PAGE
                                                                          ----
   ITEM 1.  Business....................................................     3

                                    PART II

   ITEM 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters ......................................     19
   ITEM 6.  Selected Financial Data....................................     20
   ITEM 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ................................     22
   ITEM 8.  Financial Statements and Supplementary Data................     44


                                    PART IV

   ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K..................................................     66


SIGNATURES
   Signature...........................................................     74

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

   In March 1996, First USA Paymentech completed an initial public offering of its common stock. First USA Paymentech, through its wholly owned subsidiary, First USA Merchant Services, Inc. ("Merchant Services"), is the third largest payment processor of merchant bankcard transactions in the United States. At June 30, 1996, First USA Financial owned approximately 77% of the outstanding shares of common stock of First USA Paymentech.

   First USA Federal Savings Bank ("First USA FSB"), a wholly owned subsidiary of the Company and its newest operating unit, is focused on expanding the Company's relationship with its Cardmembers. It expects to offer financial products related to significant life events of the typical household by using the Company's existing distribution system as a conduit for delivering multiple financial products. At June 30, 1996, First USA FSB's portfolio of financial products included mortgages, insurance and installment loans and was expected to include retail certificates of deposit, auto loans and other financial products. The Company expects that these new products will create incremental revenue and strengthen relationships with existing customers.


   The Company's other business units, conducted through other subsidiaries of First USA Financial and First USA Paymentech, provide services that complement First USA Bank's, First USA Paymentech's and First USA FSB's business operations. The address of the principal executive office of the Company is 1601 Elm Street, Dallas, Texas 75201 and its telephone number is (214) 849-3700.

FIRST USA BANK

   First USA Bank, located in Wilmington, Delaware, is the fourth largest issuer of Visa and MasterCard credit cards in the United States, with more than 14.3 million credit cards issued and $18.7 billion in managed credit card loans outstanding as of June 30, 1996. First USA Bank's revenues derive primarily from interest income on its credit card loans and investments, securitization income, including gains on sales of credit card receivables, interchange income and credit card fee income. Its primary cash expenses include the cost of funding credit card loans, credit losses, salaries and employee benefits, marketing expenses, processing expenses and income taxes.

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

   As of June 30, 1996, First USA Bank had 10.9 million accounts of which approximately 74% were First USA brand accounts and approximately 26% were partner accounts.

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


Source:                      1992      1993       1994       1995       1996
------                      -------  ---------  ---------  ---------  ---------
First USA brand products    431,000    934,900  1,553,900  2,696,400  2,713,398
Partnership products        139,100    229,300    409,100    678,400    988,838
                            -------  ---------  ---------  ---------  ---------
    Sub-total               570,100  1,164,200  1,963,000  3,374,800  3,702,236
Portfolio acquisitions        8,100     18,800      4,600      8,400     94,983
                            -------  ---------  ---------  ---------  ---------
    Total                   578,200  1,183,000  1,967,600  3,383,200  3,797,219

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

OTHER SIGNIFICANT SUBSIDIARIES

   First USA FSB, the Company's newest operating unit, received its charter from the Office of Thrift Supervision in March 1996, and the Federal Deposit Insurance Corporation (the "FDIC") approved its application for deposit insurance in April 1996. First USA FSB's focus will be on expanding the Company's relationship with its Cardmembers. It expects to offer multiple financial products related to significant life events of the typical household by using the existing distribution system of the Company as a conduit for delivering such financial products. At June 30, 1996, First USA FSB's portfolio of financial products included mortgages, insurance and installment loans and was expected to include retail certificates of deposit, auto loans and other financial products. First USA FSB will directly offer some of these products and will partner with other entities for the remaining products. These new products are designed to create incremental revenue and strengthen relationships with existing customers.

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

   Holding Company Status

   Neither the Company nor First USA Financial is a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), as a result of its ownership of First USA Bank or First USA FSB, because each of such entities meet certain criteria that cause them to be exempt from the definition of a "bank" under the BHCA. Similarly, neither the Company, First USA Financial nor First USA Paymentech is a bank holding company under the BHCA, as a result of its ownership of Financial Services, because Financial Services is not a "bank" under the BHCA. If either First USA Bank, First USA FSB or Financial Services failed to meet the criteria for the exemptions discussed above, the Company and First USA Financial (in the event that any of the Banks no longer satisfied the exemptions) and First USA Paymentech (in the event that Financial Services no longer satisfied the exemptions) would become subject to the BHCA. The Company believes that being subject to the BHCA would not restrict, curtail, or eliminate any of the Company's, First USA Financial's or First USA Paymentech's operations or activities at current levels.

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

   State laws additionally restrict the ability of each of First USA Bank and Financial Services to pay dividends. Under both Delaware and Utah law, directors of a credit card institution and industrial loan company, respectively, may declare dividends out of net profits, subject to a requirement that the institution replenish its surplus account until it reaches 100% of its capital stock. Under the current capital adequacy guidelines adopted by the FDIC, First USA Bank's stockholders' equity available for dividends to meet the requirements of an "adequately capitalized" institution was approximately $569 million at June 30, 1996. As of June 30, 1996, each of the Banks met the capital requirements of a "well capitalized" institution.

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

   As of June 30, 1996, First USA Bank's risk-based Tier 1 capital ratio was 20.63%, its risk-based total capital ratio was 25.42% and its Tier 1 leverage ratio was 11.43%. As of June 30, 1996, Financial Services' risk-based Tier 1 capital ratio was 163%, its risk-based total capital ratio was 164% and its Tier 1 leverage ratio was 60%.
    First USA FSB is subject to capital regulations of the OTS that are substantially similar to the FDIC's capital adequacy guidelines. As of June 30, 1996, First USA FSB's tangible capital ratios were each 97.84% and its risk-based capital ratio and its Tier 1 capital ratios were each 630.90%, which reflects the start-up nature of its operations.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Common and Preferred Stock Price Ranges and Dividends

The common stock of the Company is listed for trading on the New York Stock Exchange under the symbol FUS. As of June 30, 1996, the Company had 2,198 common stockholders of record. This does not include beneficial owners for whom CEDE & Company or others act as nominees. All stock prices below have been adjusted to give effect to the Company's 100% stock dividend on its common stock paid November 12, 1996. On June 30, 1996, the closing market price was $27 1/2. During the last two fiscal years, the high, low and close sales prices and dividends declared on each share of common stock have been:

                                                ---------------------------------------------------------------------------
                                                                 Fiscal Year Ended June 30,
                                                ---------------------------------------------------------------------------
                                                                    Common Stock Prices
                                                ------------------------------------------------------
                                                                                                             Common
                                                            1996                        1995            Dividends Declared
                                                ---------------------------------------------------------------------------
                                                  High      Low      Close      High     Low     Close     1996      1995
Fourth fiscal quarter                           $30  1/2  $26  9/16  $27 1/2    $25  3/16 $20 5/16 $22 3/16  $0.03    $0.015
Third fiscal quarter                             29  5/8   21  3/16   28 5/16    21 13/16  16       21        0.03     0.015
Second fiscal quarter                            27 13/16  21 11/16   22 3/16    18  3/8   13 1/4   16 7/16   0.03     0.015
First fiscal quarter                             27  9/16  20  1/8    27 1/8     20  3/8   15 1/2   17 9/16   0.03     0.015

The mandatory convertible preferred stock of the Company is listed for trading on the New York Stock Exchange under the symbol FUSPR. As of June 30, 1996, the Company had nine preferred stockholders of record. This does not include beneficial owners for whom CEDE & Company or others act as nominees. On June 30, 1996, the closing market price was $47 3/4. During the last two fiscal years, the high, low and close sales prices and dividends declared on each share of preferred stock have been:


                                                ---------------------------------------------------------------------------
                                                                 Fiscal Year Ended June 30,
                                                ---------------------------------------------------------------------------
                                                       Mandatory Convertible Preferred Stock Prices
                                                ------------------------------------------------------
                                                                                                             Preferred
                                                            1996                        1995            Dividends Declared
                                                ---------------------------------------------------------------------------
                                                  High      Low     Close      High     Low     Close     1996      1995
Fourth fiscal quarter                             $52      $45     $47 3/4   $44 1/2   $37     $40 1/2   $0.498    $0.498
Third fiscal quarter                               50       38      49 1/2    39 3/8    31 1/4  38        0.498     0.498
Second fiscal quarter                              48 1/2   38 3/4  39 1/2    36 1/8    27 1/2  32 5/8    0.498     0.498
First fiscal quarter                               47 1/2   38      47 1/4    40        31 3/4  35 1/2    0.498     0.498

The common stock and preferred stock are also traded on the Chicago Stock Exchange and the Pacific Stock Exchange.

ITEM 6.   SELECTED FINANCIAL DATA



First USA, Inc. and Subsidiaries
------------------------------------------------------------------------------------------------------------------------------
                                                                                  Fiscal Year Ended June 30, (a)(b)
                                                               ---------------------------------------------------------------
(Dollars in thousands, except per share data)                     1996          1995         1994         1993         1992
STATEMENT OF INCOME
  Interest income                                               $515,093      $427,725      $388,891     $302,636     $268,440
  Interest expense, excluding senior and
     Acquisition debt expense                                    391,939       305,548       192,754      126,038      140,890
  Interest expense on senior and Acquisition debt                  --            --            8,517       20,963       26,917
                                                              ----------    ----------     ---------     --------     --------
     Net interest income                                         123,154       122,177       187,620      155,635      100,633
  Provision for possible credit losses                            90,153        54,659        53,469       64,007       61,037
  Other operating income                                       1,118,649       764,334       426,869      193,311      168,848
  Amortization of intangibles                                     55,906        54,748        54,958       55,076       56,530
  Operating expenses                                             705,460       495,505       267,912      164,500      126,835
  Income before income taxes and extraordinary item              390,284       281,599       238,150       65,363       25,079
  Income before extraordinary item                               246,736       178,422       150,934       40,484       18,891
  Extraordinary item, net of income tax benefit (c)                --            --          (10,637)       --           --
  Net income                                                    $246,736      $178,422      $140,297     $ 40,484     $ 18,891
  Income before extraordinary item per share (j)                $   1.84      $   1.36      $   1.23     $   0.36     $   0.16
  Extraordinary item per share (c)(j)                              --            --            (0.09)       --           --
  Net income per share (j)                                      $   1.84      $   1.36      $   1.14     $   0.36     $   0.16
  Cash dividends declared per common share (j)                  $   0.12      $   0.06      $   0.04     $  0.025        --
  Cash dividends declared per preferred share                   $   1.99      $   1.99      $   0.37        --           --


BALANCE SHEET STATISTICS
  Cash, cash equivalents and investments                     $ 3,295,795   $ 2,442,301    $ 1,449,445   $  909,097   $  434,219
  Managed credit card loans                                   18,727,825    13,287,452      7,520,458    3,720,634    2,307,708
  Less: securitizations (d)                                  (15,163,391)  (10,099,884)    (3,835,571)  (1,626,766)    (604,809)
                                                              ----------    ----------     ----------    ---------    ---------
  Credit card loans                                            3,564,434     3,187,568      3,684,887    2,093,868    1,702,899
                                                              ----------    ----------     ----------    ---------    ---------
  Allowance for possible credit losses                            74,163        66,000         66,000       55,500       48,000
  Customer base intangible, net                                   70,008       123,289        174,301      228,964      282,354
  Purchased merchant portfolios and goodwill, net                 88,894        40,024          3,930        2,290        2,910
  Total assets                                                 7,708,501     6,379,116      5,573,767    3,380,433    2,493,390
  Bank notes, interest-bearing deposits and other borrowings   6,125,287     5,175,337      4,774,986    2,861,832    1,980,502
  Acquisition debt (c)                                            --            --             --          201,000      266,000
  Cumulative redeemable preferred stock                           --            --             --           --           35,533
  Stockholders' equity (e)                                   $ 1,113,880   $   764,815    $   574,547   $  212,898   $  146,965

First USA, Inc. and Subsidiaries
                                                         --------------------------------------------------------------------
                                                                                Fiscal Year Ended June 30, (a)(b)
                                                         --------------------------------------------------------------------
(Dollars in thousands, except per share data)               1996           1995          1994           1993          1992
RATIOS
  Return on stockholders' equity (f)                        27.26%        25.85%        42.08%         23.20%        20.24%
  Return on assets (f)                                       3.18          2.93          3.13           1.45          0.80
  Operating expenses/average managed loans                   4.23          4.74          5.02           5.88          5.96
  Risk-based capital - First USA Bank                       25.42         21.53         16.17          10.28          7.67
  Delinquency rate (g)                                       3.06          2.59          1.76           2.76          4.02
  Net credit loss rate (h)                                   2.07          1.57          1.45           3.01          3.97

MANAGED CREDIT CARD STATISTICS (d)
  Managed credit card loans                              $18,727,825   $13,287,452   $ 7,520,458    $ 3,720,634    $ 2,307,708
  Average credit card loans                              $16,669,778   $10,446,438   $ 5,339,689    $ 2,795,350    $ 2,128,558
  Credit card charge volume                              $17,753,793   $12,701,996   $ 7,924,309    $ 4,771,191    $ 3,292,244
  Credit cards issued                                     14,318,093    10,558,811     6,848,078      4,541,122      3,142,670
  Net interest margin (i)                                       5.99%         5.31%         6.28%          7.49%          6.21%
  Credit card interest yield                                   12.85         12.21         12.64          15.24          16.31
  Cost of funds (i)                                             6.10          6.11          4.76           6.07           7.99
  Delinquency rate (g)                                          4.33          2.96          2.22           2.81           3.88
  Net credit loss rate (h)                                      3.38          2.21          2.22           3.25           4.03

FIRST USA PAYMENTECH, INC. (e)
  Net revenue                                            $   121,232   $    86,628   $    63,749    $    51,287    $   44,611
  Net income                                                  14,252         7,920         6,351          4,119         4,257
  Net income per share                                          0.54          0.32          0.26           0.17          0.17
  Operating margin                                              17.3%         11.4%         13.4%          11.3%         12.5%
  Sales volume processed                                 $30,875,857   $20,059,066   $18,425,550    $13,467,563    $8,291,377
  Items processed                                        574,157,000   358,705,000   321,791,000    237,740,000   163,296,000

  (a) The selected financial data for the fiscal years ended June 30, 1996, 1995 and 1994 has been restated to reflect the recognition of gains on the securitization of credit card loans and to expense certain costs to solicit new accounts in the period they were incurred as described in Note A to the Company's consolidated financial statements.
  (b) On September 12, 1995, First USA, Inc. issued 1.9 million shares of its common stock for all of the outstanding common stock of Litle & Company, Inc. and subsequently merged Litle's operations with First USA Paymentech, Inc. ("Paymentech"). This transaction has been accounted for as a pooling of interests, and accordingly, the consolidated financial statements were restated for all prior periods.
  (c) First USA, Inc. acquired certain of its operating subsidiaries in a management-led leveraged transaction in 1989 (the "Acquisition"). Debt incurred for the Acquisition was prepaid in fiscal year 1994 resulting in a prepayment premium which reduced net income by $10.6 million, or $0.09 per share.
  (d) First USA, Inc. and its subsidiaries (the "Company") securitizes credit card loans to provide funding for credit card growth. The effect of these transactions is to remove these credit card loans from the balance sheet and to record a gain based upon net interest income and credit card fees less estimated credit losses and servicing fees on the securitized loans. Managed credit card statistics include loans sold in credit card securitization transactions and the Company's on-balance-sheet loan portfolio.
  (e) On March 27, 1996, Paymentech completed an initial public underwritten offering of 5.9 million shares of its common stock, issued 635,000 shares in a direct placement and issued 790,000 shares pursuant to a stock loan program funded by the Company. At June 30, 1996, Paymentech had 31.7 million shares outstanding of which the Company owned 24.4 million shares, or approximately 77%. Net proceeds from the offerings were $141.4 million. As a result of the offerings, the Company's additional paid-in capital increased approximately $78 million which represents an increase in the Company's proportionate share in the stockholders' equity of Paymentech. The offerings established a market valuation for Paymentech in excess of $1.2 billion as of June 30, 1996. The Company's unrealized gain in Paymentech's common stock at June 30, 1996, was approximately $520 million, net of taxes.
  (f) Before extraordinary item of $10.6 million for the fiscal year ended June 30, 1994.
  (g) Delinquencies represent credit card loans which are 35 days or more past due at period end.
  (h) Net credit losses reflect actual principal amounts charged off less recoveries as a percentage of average credit card loans.
  (i) Includes actual cost of funds plus all costs associated with asset securitizations, including interest paid to bondholders and amortization of discounts and fees.
  (j) On October 16, 1996, the Company's Board of Directors approved a two-for-one common stock split to be effected in the form of a 100% stock dividend paid on November 12, 1996. Net income and cash dividends per common share have been restated to reflect the two-for-one stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL     The Company is one of the nation's largest providers of Visa(R) and
MasterCard(R) services through its principal operating subsidiaries, First USA Bank and First USA Paymentech, Inc. ("Paymentech"). First USA Bank is an issuer of Visa and MasterCard credit cards with 14.3 million credit cards issued and $18.7 billion in managed credit card loans outstanding at June 30, 1996. First USA Bank's profitability is affected by loan growth, interest rate spread, Cardmember usage, credit quality and marketing expenses. Paymentech conducts its business through its wholly owned subsidiaries, First USA Merchant Services, Inc. ("Merchant Services") and First USA Financial Services, Inc. ("Financial Services"). Merchant Services, a processor of merchant bankcard transactions, processed approximately $30.9 billion in sales volume and approximately 574.2 million transactions for the fiscal year ended June 30, 1996. Financial Services during the past fiscal year has begun to market and issue to businesses and other entities commercial cards that facilitate business-to-business payment solutions.

The Company's revenues consist of interest income on its credit card loans and investments, securitization income, including gains on securitization transactions, interchange income, credit card fee income and payment processing fee income. The Company's primary expenses are the costs of funding credit card loans, credit losses, salaries and employee benefits, marketing expenses, processing expenses and income taxes. In addition, the results of operations include the non-cash, tax-deductible amortization of intangibles, including those acquired in the management-led leveraged acquisition of certain of the Company's operating subsidiaries in 1989 (the "Acquisition").

In September 1995, the Company issued 1.9 million shares of common stock for all the outstanding common stock of Litle & Company, Inc. and subsequently merged Litle's operations with Paymentech. This transaction has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated for all prior periods.

FISCAL YEAR 1996 RESULTS OF OPERATIONS     Net income for the fiscal year ended
June 30, 1996, was $ 246.7 million, or $ 1.84 per share, compared with $ 178.4 million, or $ 1.36 per share, for the fiscal year ended June 30, 1995. The increase in operating results was attributable to the 59.6% growth of average managed credit card loans from $10.4 billion to $16.7 billion, increased credit card charge volume, increased managed credit card interest yield from 12.21% to 12.85%, increased payment processing volume and improved operating efficiencies. These increases were partially offset by an increase in interest expense due to the increase in average managed interest-bearing liabilities and increased net credit losses.

On-balance-sheet credit card loans increased from $3.2 billion at June 30, 1995, to $3.6 billion at June 30, 1996, which reflects the Company's direct credit card solicitations offset by the results of the Company's completion of securitizations of $5.3 billion during fiscal 1996.

FISCAL YEAR 1995 RESULTS OF OPERATIONS     Net income for the fiscal year ended
June 30, 1995, was $ 178.4 million, or $ 1.36 per share, compared with income before extraordinary item of $ 150.9 million, or $ 1.23 per share, for the fiscal year ended June 30, 1994. Fiscal 1994 included an extraordinary item related to prepayment of Acquisition debt which reduced net income by $10.6 million, or $0.09 per share. The increase in operating results was attributable to the 95.6% growth of average managed credit card loans from $5.3 billion to $10.4 billion, increased credit card charge volume, an increase in gains recorded on securitization transactions, improved operating efficiencies and increased payment processing volume. This was offset by a lower yield on credit card loans due to the impact of introductory loan pricing strategies, an increase in cost of funds during the year and an increase in certain costs incurred to solicit new accounts.

On-balance-sheet credit card loans decreased from $3.7 billion at June 30, 1994, to $3.2 billion at June 30, 1995, which reflects the results of the completion of securitizations totaling $6.5 billion during fiscal 1995, offset by the Company's direct credit card solicitations.

MANAGED PORTFOLIO REPORTING AND ANALYSIS It is management's practice to analyze its financial performance on a "managed" portfolio basis, in addition to analyzing information as reported under generally accepted accounting principles. The effect of securitizing loans is to remove these credit card loans from the balance sheet and to record a gain based upon the present value of net interest income and credit card fees less estimated credit losses and servicing fees on the securitized loans. Managed credit card statistics include loans sold in credit card securitization transactions and the Company's on-balance-sheet portfolio. The Company's consolidated statements of income and balance sheets are adjusted to eliminate the effect of securitizing loans to analyze the data on a "managed" portfolio basis. The table on page 24 depicts the Company's key financial data as a result of securitizing loans as of and for each of the three fiscal years ended June 30, 1996.


--------------------------------------------------------------------------------------------------------------------------------
                                                                         Fiscal Year Ended June 30,
                                         ---------------------------------------------------------------------------------------
                                                     1996                          1995                         1994
                                         ---------------------------------------------------------------------------------------
(Dollars in thousands)                    As Reported        Managed     As Reported      Managed     As Reported      Managed
INCOME STATEMENT STATISTICS
Net interest income                       $  123,154       $ 1,164,514   $  122,177    $   654,406    $  187,620     $  423,127
Other operating income:
  Securitization income                      950,008                --      640,607             --       310,260             --
  Interchange income                          29,066           193,356       31,988        137,529        47,455         88,564
  Credit card fee income                      27,586           181,287       18,286        119,265        22,143         58,208
  Other                                      111,989           111,989       73,453         73,453        47,011         47,011
                                          ----------       -----------   ----------    -----------    ----------     ----------
    Total other operating income           1,118,649           486,632      764,334        330,247       426,869        193,783

Provision for possible credit losses          90,153           571,321       54,659        230,473        53,469        128,890
                                          ----------       -----------   ----------    -----------    ----------     ----------
Net revenue after provision for possible
 credit losses                            $1,151,650       $ 1,079,825   $  831,852    $   754,180    $  561,020     $  488,020
                                          ==========       ===========   ==========    ===========    ==========     ==========

BALANCE SHEET AND OTHER
STATISTICS
Average credit card loans                 $3,953,662       $16,669,778   $3,479,813    $10,446,438    $2,973,563     $5,339,689
Credit cards loans                         3,564,434        18,727,825    3,187,568     13,287,452     3,684,887      7,520,458
Securitization                                 --           15,163,391         --       10,099,884          --        3,835,571
Credit card interest yield                      8.27%            12.85%        8.99%         12.21%        10.88%         12.64%
Cost of funds                                   6.11              6.10         6.00           6.11          4.69           4.76
Delinquency rate                                3.06              4.33         2.59           2.96          1.76           2.22
Net credit loss rate                            2.07              3.38         1.57           2.21          1.45           2.22
--------------------------------------------------------------------------------------------------------------------------------

As Reported information is derived from consolidated financial statements which have been prepared in conformity with generally accepted accounting principles. Managed loan data include loans sold in credit card securitization transactions and the Company's on-balance-sheet loan portfolio.

NET INTEREST INCOME For fiscal 1996, net interest income was $123.2 million compared with $122.2 million for fiscal 1995. Credit card loan interest income increased $14.1 million due to an increase in average credit card loans partially offset by a decrease in yield from 8.99% for fiscal 1995 to 8.27% for fiscal 1996. This decrease in yield is due to an increase in securitizations which results in a higher percentage of introductory rate credit card loans remaining on the balance sheet. The increase was also due to a 68.8% increase in interest income from investments, excluding interest income from cash equivalents, due to the increase in average investments from $1.7 billion to $2.6 billion and an increase in yield from 6.15% to 6.78% for fiscal year 1995 and 1996, respectively. These increases were offset by a 28.3% increase in interest expense due to an increase in average interest-bearing liabilities from $5.1 billion to $6.4 billion to supplement loan growth which is primarily funded by securitizations, as well as an increase in the average cost of funds from 6.00% to 6.11% for fiscal 1995 and 1996, respectively.

Net interest income on a managed basis was $1.2 billion for fiscal 1996, compared with $654.4 million for fiscal 1995. Net interest margin on a managed basis was 5.99% for fiscal 1996, compared with 5.31% for fiscal 1995. The increase is due primarily to managed credit card interest yield increasing from 12.21% for fiscal 1995 to 12.85% for fiscal 1996, resulting from changes in the overall pricing distribution of the credit card loan portfolio.

The Company believes that its credit card portfolio, with variable rate loans and fixed rate loans that can be repriced with 30 days notice and variable rate funding sources combined with the low-cost operating structure and pricing flexibility, should enable it to maintain its desired level of profitability despite changes in interest rates.

For fiscal 1995, net interest income was $122.2 million, a decrease of 34.9%, or $65.4 million, from net interest income of $187.6 million for fiscal 1994. The decrease was primarily due to the effect of increasing average securitized loans from $2.4 billion for fiscal 1994 to $7.0 billion for fiscal 1995. Interest expense increased 51.8% due to the 18.8% increase in average interest-bearing liabilities from $4.3 billion to $5.1 billion to supplement loan growth which is primarily funded by securitizations, as well as an increase in the average cost of funds from 4.69% to 6.00% for fiscal 1994 and 1995, respectively. Credit card loan interest income reflected the 17.0% increase in average credit card loans offset by a decrease in credit card interest yield due to the impact of marketing and introductory loan pricing strategies. Interest income from investments, excluding interest income from cash equivalents, increased 120.2% primarily due to the increase in average investments and the increase in yield.

Net interest income on a managed basis was $654.4 million for fiscal 1995, compared with $423.1 million for fiscal 1994. Net interest margin on a managed basis was 5.31% for fiscal 1995, compared with 6.28% for fiscal 1994. The decrease was due primarily to an increase in managed cost of funds from 4.76% for fiscal 1994 to 6.11% for fiscal 1995. The decrease in the managed credit card interest yield from 12.64% for fiscal 1994 to 12.21% for fiscal 1995 also contributed to the decrease in managed net interest margin.

The table on page 26 provides an analysis of net interest income, average balance sheet data and interest rate spread (the difference between the yield on earning assets and the cost of interest-bearing liabilities), as of and for each of the three fiscal years ended June 30, 1996.

Analysis of Average Balances, Interest and Average Rates
--------------------------------------------------------------------------------------------------------------------------------
                                                                   Fiscal Year Ended June 30,
                                ------------------------------------------------------------------------------------------------
                                              1996                            1995                              1994
                                ------------------------------------------------------------------------------------------------
                                  Average    Average              Average    Average                Average    Average
(Dollars in thousands)            Balance     Rate    Interest    Balance     Rate      Interest    Balance     Rate    Interest
ASSETS
  Earning assets
   Cash equivalents             $  100,123    8.12%  $   8,130  $    60,516   6.09%   $    3,687  $  295,637    3.74%   $ 11,064
   Federal funds sold              117,503    5.70       6,699      152,564   5.56         8,486     228,673    3.34       7,649
   Investments                   2,558,150    6.78     173,336    1,670,131   6.15       102,709     874,459    5.33      46,634
   Credit card loans             3,953,662    8.27     326,928    3,479,813   8.99       312,843   2,973,563   10.88     323,544
                                ----------    ----   ---------  -----------   ----    ----------  ----------   -----    --------
     Total earning assets        6,729,438    7.65%  $ 515,093    5,363,024   7.98%   $  427,725   4,372,332    8.89%   $388,891
  Cash                             137,295                           91,870                           44,377
  Allowance for possible
    credit losses                  (69,364)                         (66,000)                         (61,165)
  Other assets                     963,282                          690,391                          469,140
                                ----------                      -----------                       ----------
   Total assets                 $7,760,651                      $ 6,079,285                       $4,824,684
                                ==========                      ===========                       ==========
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
  Interest-bearing liabilities
   Bank notes and other
   borrowings                   $3,280,275    6.16%  $  201,986 $ 1,977,628   6.35%   $  125,651  $  601,750   5.04%    $ 30,349
   Interest-bearing deposits     1,792,839    6.33      113,435   2,572,081   5.83       149,869   3,049,068   4.77      145,555
   Federal funds purchased       1,345,008    5.69       76,518     544,735   5.51        30,028     485,417   3.47       16,850
   Senior and Acquisition debt       --        --         --          --        --          --       152,708   5.58        8,517
                                ----------    ----   ---------- -----------   ----    ----------  ----------  -----     --------
     Total interest-bearing
     liabilities                 6,418,122    6.11%  $  391,939   5,094,444   6.00%   $  305,548   4,288,943   4.69%    $201,271

  Other liabilities                437,344                          294,646                          177,055
                                ----------                      -----------                       ----------
     Total liabilities           6,855,466                        5,389,090                        4,465,998
  Stockholders' equity             905,185                          690,195                          358,686
                                ----------                      -----------                       ----------
   Total liabilities and
     stockholders' equity       $7,760,651                      $ 6,079,285                       $4,824,684
                                ==========                      ===========                       ==========
  Net interest margin and
     net interest income (a)                  1.83%  $  123,154               2.28%   $  122,177               4.29%    $187,620
                                              ====   ==========               ====    ==========              =====     ========
  Interest rate spread (b)                    1.54%                           1.98%                            4.20%
                                              ====                            ====                             ====
---------------------------------------------------------------------------------------------------------------------------------
OFF-BALANCE-SHEET
TRANSACTIONS
  Average securitized credit
   card loans                   $12,716,116  14.28%  $1,815,881 $ 6,966,625  13.82%   $  963,101  $2,366,126  14.83%    $350,872
  Securitized loans cost
   of funds                      12,716,116   6.09%     774,521   6,966,625   6.18       430,872   2,366,126   4.88      115,365
                                              ----   ----------               ----    ----------               ----      -------
   Securitized loans net
     interest rate spread                     8.19%  $1,041,360               7.64%   $  532,229               9.95%    $235,507
                                              ====   ==========               ====    ==========              =====     ========
---------------------------------------------------------------------------------------------------------------------------------
INCLUDING SECURITIZED
CREDIT CARD LOANS
  Total earning assets          $19,445,554  11.99%  $2,330,974 $12,329,649  11.28%   $1,390,826  $6,738,458  10.98%    $739,763
  Interest-bearing liabilities   19,134,238   6.10    1,166,460  12,061,069   6.11       736,420   6,655,069   4.76      316,636
                                              ----    ---------               ----    ----------               ----      -------
  Net interest margin and
   net interest income (a)                    5.99%  $1,164,514               5.31%   $  654,406               6.28%    $423,127
                                              ====   ==========               ====    ==========              =====     ========
  Interest rate spread (b)                    5.89%                           5.17%                            6.22%
                                              ====                            ====                            =====
---------------------------------------------------------------------------------------------------------------------------------

  (a) Net interest margin is computed by dividing net interest income by average total earning assets.
  (b) The interest rate spread is the average earning assets rate minus the average interest-bearing liabilities rate.

INTEREST VARIANCE ANALYSIS

Net interest income is affected by changes in the average interest rate earned on earning assets, the average interest rate paid on interest-bearing liabilities and changes in the volume of earning assets and interest-bearing liabilities. The following table presents the effects of changes in average volume and interest rates on individual financial statement line items. Changes not solely due to volume or rate have been allocated on a pro rata basis between volume and rate.

-------------------------------------------------------------------------------------------------------------------
                                               Fiscal 1996 Compared                    Fiscal 1995 Compared
                                                 with Fiscal 1995                         with Fiscal 1994
-------------------------------------------------------------------------------------------------------------------
  (In thousands)                               Volume       Rate        Total     Volume       Rate        Total

  INTEREST INCOME
   Cash equivalents                           $  2,944    $  1,499    $  4,443    $(11,883)  $   4,506   $ (7,377)
   Federal funds sold                           (1,996)        209      (1,787)     (3,109)      3,946        837
   Investments                                  59,218      11,409      70,627      47,965       8,110     56,075
   Credit card loans                            40,421     (26,336)     14,085      50,338     (61,039)   (10,701)
                                              --------    --------    --------    --------   ---------   --------
     Total interest income                     100,587     (13,219)     87,368      83,311     (44,477)    38,834
-------------------------------------------------------------------------------------------------------------------

  INTEREST EXPENSE
   Bank notes and other borrowings              80,206      (3,871)     76,335      83,738      11,564     95,302
   Interest-bearing deposits                   (48,442)     12,008     (36,434)    (24,923)     29,237      4,314
   Federal funds purchased                      45,478       1,012      46,490       2,267      10,911     13,178
   Senior and Acquisition debt                    --          --          --        (4,258)     (4,259)    (8,517)
                                              --------    --------    --------    --------   ---------   --------
     Total interest expense                     77,242       9,149      86,391      56,824      47,453    104,277
                                              --------    --------    --------    --------   ---------   --------
     Net interest income                      $ 23,345    $(22,368)   $    977    $ 26,487   $ (91,930)  $(65,443)
                                              ========    ========    ========    ========   =========   ========
-------------------------------------------------------------------------------------------------------------------

  OFF-BALANCE-SHEET TRANSACTIONS
   Securitized loan interest income           $819,720    $ 33,060    $852,780    $637,552   $ (25,323)  $612,229
   Securitized loan interest expense           350,013      (6,364)    343,649     277,224      38,283    315,507
                                              --------    --------    --------    --------   ---------   --------
     Net interest income                      $469,707    $ 39,424    $509,131    $360,328   $ (63,606)  $296,722
                                              ========    ========    ========    ========   =========   ========
-------------------------------------------------------------------------------------------------------------------
  INCLUDING SECURITIZED CREDIT CARD LOANS
   Total interest income                      $920,307    $ 19,841    $940,148    $720,863   $ (69,800)  $651,063
   Total interest expense                      427,255       2,785     430,040     334,048      85,736    419,784
                                              --------    --------    --------    --------   ---------   --------
     Net interest income                      $493,052    $ 17,056    $510,108    $386,815   $(155,536)  $231,279
                                              ========    ========    ========    ========   =========   ========
-------------------------------------------------------------------------------------------------------------------

OTHER OPERATING INCOME Other operating income was $ 1.1 billion for fiscal 1996, compared with $ 764.3 million for fiscal 1995. Fiscal 1996 includes a 48.3% increase in securitization income due to the effect of additional securitizations from the 59.6% increase in average managed credit card loans, partially offset by the effects of a slight reduction in the net interest rate spread used to calculate gains on the securitized loans. Other operating income increased due to increased payment processing volume.

Other operating income was $ 764.3 million for fiscal 1995, compared with $426.9 million for fiscal 1994. Fiscal 1995 includes a 106.5% increase in securitization income due to the effect of additional securitizations from the 95.6% increase in average managed credit card loans, partially offset by the effects of a slight reduction in the net interest rate spread used to calculate gains on the securitized loans, and a 56.2% increase in other operating income resulting from increased payment processing volume. Correspondingly, these increases were offset by a 32.6% decrease in interchange income.

OTHER OPERATING EXPENSES Other operating expenses, excluding amortization of intangibles, increased 42.4% to $705.5 million for fiscal 1996, compared with $495.5 million for fiscal 1995. Postage, shipping, stationery and supplies increased 26.5%, data processing and communications increased 28.5%, and other expenses increased 57.5% due to increased marketing costs and increased accounts, transaction volumes and balances. Salaries and employee benefits increased 51.2% primarily due to the increase in the number of employees. Occupancy and equipment expenses increased 70.1% primarily due to facility expansions to support growth.

Other operating expenses, excluding amortization of intangibles, increased 85.0% to $495.5 million for fiscal 1995, compared with $267.9 million for fiscal 1994. Postage, shipping, stationery and supplies increased 162.6%, data processing and communications increased 56.1% and other expenses increased 80.3% due to increased marketing costs for marketing initiatives implemented in fiscal 1995 and increased accounts, transaction volumes and balances. Salaries and employee benefits increased 52.5% primarily due to the increase in employees.

Other operating expenses, excluding amortization of intangibles, as a percentage of average managed credit card loans were 4.23%, 4.74% and 5.02% for fiscal 1996, 1995 and 1994, respectively, primarily as a result of operating efficiencies partially offset by increased marketing efforts and the timing of the Company's implementation of marketing initiatives.

INTANGIBLES
The Company's consolidated balance sheets include a customer base intangible which represents the excess of allocable amounts paid over the stated amount of the credit card loans acquired, primarily those acquired in the Acquisition. The customer base intangible is amortized over the estimated periods to be benefited (generally seven to 11 years) on a straight-line basis based on independent portfolio valuation studies. The amortization of the customer base intangible is primarily a tax deductible item for which the Company realizes a reduction in federal tax payments. The examination division of the Internal Revenue Service (the "IRS") has completed an examination for fiscal years 1990, 1991 and 1992 and has proposed to limit the Company's intangible tax deductions. The Company disagrees with the proposal and is pursuing a resolution of the matter through the IRS appeals process and may pursue it further through litigation, if necessary. At the present time, it is impossible to predict the outcome concerning the Company's amortization of its intangible; however, the Company believes that it has strong arguments in support of its position and expects that this challenge will not have a material impact on the Company.

The balance sheets also include purchased merchant portfolios and goodwill acquired subsequent to July 25, 1991. The amortization of purchased merchant portfolios and goodwill is primarily a tax deductible item for which the Company realizes a reduction in federal tax payments. Purchased merchant portfolios and goodwill increased from $40.0 million at June 30, 1995, to $88.9 million at June 30, 1996, due primarily to the acquisitions by Paymentech. Purchased merchant portfolios are amortized over the estimated period to be benefited, primarily 25 years. Goodwill is amortized over 40 years on a straight-line basis.

Amortization of intangibles was $55.9 million, $54.7 million and $55.0 million for fiscal 1996, 1995 and 1994, respectively. Amortization expense for the customer base intangible from the Acquisition was $50.9 million, $51.0 million and $52.4 million in fiscal 1996, 1995 and 1994, respectively, and will be approximately $50.8 million in fiscal 1997 at which time the Acquisition intangible will be substantially amortized. As a result, in fiscal 1998, the Company's results from operations will no longer be adversely affected by the amortization expense for the Acquisition intangible.

LOAN PORTFOLIO
From June 30, 1991, to June 30, 1996, the Company's managed credit card loans grew 832% to $18.7 billion, which is a compound annual growth rate of 56%. The Company's strategy for growth consists of direct solicitation of First USA brand products, affinity group and financial institutions marketing, co-branding and portfolio acquisitions. This strategy allows the Company to continue to grow in periods when any one of these avenues for growth, individually, might become less advantageous economically. Of the $18.7 billion in managed loans outstanding at June 30, 1996, approximately 90% incur a finance charge. Credit card interest yield on managed loans was 12.85%, 12.21% and 12.64% for fiscal 1996, 1995 and 1994, respectively.

ASSET QUALITY
The Company's delinquency and net credit loss rates at any time reflect, among other factors, the quality of the credit card loans, the average seasoning of the Company's accounts, the success of the Company's collection efforts and general economic conditions.

As a result of a slower rate of growth, intense competition and the overall softening in consumer credit, delinquency and net credit loss rates for the Company trended higher. Over the past year, new unseasoned loans have become a smaller percentage of managed credit card loans, which has contributed to the increase in managed delinquency and managed credit card loss rates. In light of these conditions, the Company continued to tighten and refine credit underwriting throughout the year. The managed delinquency rate at June 30, 1996, was 4.33%, and the managed net credit loss rate for fiscal year 1996 was 3.38%. The Company's focus continues to be to optimize the profitability of each account within the context of acceptable risk characteristics. The Company has developed a credit process through the experience of numerous marketing, credit and risk management tests which provides the Company with a reliable basis for predicting the asset quality of new accounts. The Company also believes that its frequent and early contact with delinquent customers, as well as active portfolio management, has a significant impact on predicting delinquency trends and managing net credit losses.

DELINQUENCIES

The following table represents the delinquency trends of the Company's credit card loans as reported for financial purposes and for managed loans. An account is contractually delinquent if the minimum payment is not received by the next billing date. It is the Company's policy to accrue interest and fee income on all credit card accounts, except as specified below, until the account is charged off. In certain situations where an account becomes delinquent and a legitimate hardship exists, a loan may qualify to be placed on nonaccrual status, provided that the account is closed and the credit card is returned. All hardship situations result in either a charge off of the account or a re-establishment to reliable paying status. The Company has stringent policies governing the placement of accounts into hardship and the ultimate disposition of these accounts. These accounts constitute approximately 0.5% of total loans.


------------------------------------------------------------------------------------------------------------------------
                                                  At June 30, 1996          At June 30, 1995         At June 30, 1994
                                           -----------------------------------------------------------------------------
                                                          Percent of                Percent of               Percent of
 (Dollars in thousands)                        Loans     Total Loans      Loans    Total Loans     Loans    Total Loans
 MANAGED LOANS
   Loans outstanding                        $18,727,825    100.00%     $13,287,452   100.00%     $7,520,458   100.00%
                                            ===========    ======      ===========   ======      ==========   ======
   Loans delinquent
     35 to 64 days                          $   272,496      1.46%     $   141,181     1.06%     $   60,024     0.80%
     65 to 94 days                              159,814      0.85           76,416     0.57          32,255     0.43
     95 or more days                            378,193      2.02          176,250     1.33          74,458     0.99
                                            -----------    ------      -----------   ------      ----------   ------
      Total                                 $   810,503      4.33%     $   393,847     2.96%     $  166,737     2.22%
                                            ===========    ======      ===========   ======      ==========   ======
 AS REPORTED
   Loans outstanding                        $ 3,564,434    100.00%     $ 3,187,568   100.00%     $3,684,887   100.00%
                                            ===========    ======      ===========   ======      ==========   ======
   Loans delinquent
     35 to 64 days                          $    37,221      1.04%     $    26,738     0.84%      $  24,181     0.66%
     65 to 94 days                               21,182      0.60           14,653     0.46          12,653     0.34
     95 or more days                             50,497      1.42           41,201     1.29          27,963     0.76
                                            -----------    ------      -----------   ------      ----------   ------
      Total                                 $   108,900      3.06%     $    82,592     2.59%      $  64,797     1.76%
                                            ===========    ======      ===========   ======      ==========   ======

NET CREDIT LOSSES

Net credit losses include the principal amount (excluding accrued finance charges and fees) of losses resulting from Cardmembers unwilling or unable to pay, as well as bankrupt and deceased accounts, less current period recoveries. Loans are charged off prior to the end of the seventh billing cycle after having become contractually past due unless a payment has been received sufficient to bring the account into a different delinquency category or bring the account current. The following table presents the Company's net credit losses for the periods indicated.

------------------------------------------------------------------------------------------------------------
                                                                            Fiscal Year Ended June 30,
                                                                   -----------------------------------------
  (Dollars in thousands)                                                1996          1995         1994

  MANAGED LOANS
   Average loans outstanding                                        $16,669,778   $10,446,438   $5,339,689
   Net credit losses                                                    563,158       230,473      118,390
   Net credit losses as a percentage of average loans outstanding          3.38%         2.21%        2.22%
------------------------------------------------------------------------------------------------------------
  AS REPORTED
   Average loans outstanding                                        $ 3,953,662   $ 3,479,813   $2,973,563
   Net credit losses                                                     81,990        54,659       42,969
   Net credit losses as a percentage of average loans outstanding          2.07%         1.57%        1.45%
------------------------------------------------------------------------------------------------------------


PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES

The provision for possible credit losses includes current period credit losses and an amount which, in the judgment of management, is necessary to maintain the allowance for possible credit losses at a level that reflects known and inherent risks in the loan portfolio. The Company securitizes credit card loans to provide funding for credit card growth. The effect of these transactions is to remove these credit card loans from the balance sheet and to recognize gains based upon the present value of the net interest income and credit card fees less estimated credit losses and servicing fees over the lives of the securitized loans. It is the Company's policy to maintain an allowance based on on-balance-sheet credit card loans as well as projected on-balance-sheet net credit losses. Other factors considered in evaluating the provision and allowance for possible credit losses are general economic conditions, overall asset quality and loan seasoning.

For fiscal 1996, the Company's provision for possible credit losses was $90.2 million, which included charges of $8.2 million to increase the allowance for possible credit losses. This provision was 2.28% of average credit card loans outstanding. This compared to provisions of

$54.7 million for fiscal 1995 and $53.5 million for fiscal 1994, which were 1.57% and 1.80% of average on-balance-sheet credit card loans outstanding, respectively.

Net credit losses to average credit card loans on a managed basis were 3.38%, 2.21% and 2.22% for fiscal 1996, 1995 and 1994, respectively. Net credit losses to average on-balance-sheet credit card loans were 2.07%, 1.57% and 1.45% for fiscal 1996, 1995 and 1994, respectively.

For the five years ended June 30, 1996, the Company's on-balance-sheet portfo-lio has increased primarily through direct credit card solicitations, partially offset by securitizations. During this time, the Company has continued to refine and improve its underwriting standards and account management techniques. During fiscal 1993, the Company increased the allowance for possible credit losses to $55.5 million from the previous level of $48.0 million due to the increase in the amount of credit card loans on the balance sheet. During fiscal 1994, the Company increased the allowance for possible credit losses to $66.0 million due to the increase in the amount of credit card loans on the balance sheet offset by the increase in securitized credit card loans. During fiscal 1995, the Company maintained the allowance for possible credit losses at $66.0 million based on projected net credit losses and the comparability of on-balance-sheet loans between fiscal 1995 and 1994. During fiscal 1996, the Company increased the allowance for possible credit losses to $74.2 million due to the maturation of the loan portfolio as well as an increase in the amount of credit card loans on the balance sheet. The increase in the delinquency rate for on-balance-sheet loans from 2.59% to 3.06% at June 30, 1995 and 1996, respectively, reflects existing loans approaching their steady state and new loan growth becoming a smaller percentage of the portfolio. The Company will continue to monitor the allowance for possible credit losses and make additional provisions to the allowance as management deems appropriate.

The following table sets forth the provisions and allowance for possible credit losses for the periods indicated.

-------------------------------------------------------------------------------------------------------------------
                                                                          Fiscal Year Ended June 30,
                                                       ------------------------------------------------------------
  (Dollars in thousands)                                 1996         1995         1994         1993         1992

  PROVISION AND ALLOWANCE FOR POSSIBLE
  CREDIT LOSSES
   Beginning allowance for possible credit losses      $66,000      $66,000      $55,500      $48,000      $48,000
   Provision for possible credit losses                 90,153       54,659       53,469       64,007       61,037
   Recoveries                                            9,889        4,900       13,889        9,507        8,113
   Loans charged off                                   (91,879)     (59,559)     (56,858)     (66,014)     (69,150)
                                                        ------       ------       ------       ------       ------
   Net credit losses                                   (81,990)     (54,659)     (42,969)     (56,507)     (61,037)
                                                        ------       ------       ------       ------       ------
   Ending allowance for possible credit losses         $74,163      $66,000      $66,000      $55,500      $48,000
                                                        ======       ======       ======       ======       ======
   Ending allowance as a % of credit card loans            2.1%         2.1%         1.8%         2.7%         2.8%
-------------------------------------------------------------------------------------------------------------------

FIRST USA PAYMENTECH, INC. On March 27, 1996, Paymentech completed an initial public underwritten offering of 5.9 million shares of its common stock at $21.00 per share. In addition, Paymentech sold 635,000 shares in a direct placement and 790,000 shares pursuant to a stock loan program funded by the Company. At June 30, 1996, Paymentech had 31.7 million shares outstanding of which the Company owned 24.4 million shares, or approximately 77%. Net proceeds from the offerings were $141.4 million. As a result of the offerings, the Company's additional paid-in capital increased approximately $78 million, which represented an increase in the Company's proportionate share in the stockholders' equity of Paymentech. The offerings established a market valuation of Paymentech in excess of $1.2 billion as of June 30, 1996, and the Company's unrealized gain in Paymentech's common stock at June 30, 1996, was approximately $520 million, net of taxes.

Paymentech's net income increased 79.9% to $14.3 million, or $0.54 per share, for the fiscal year ended June 30, 1996, compared with net income of $7.9 million, or $0.32 per share, for the fiscal year ended June 30, 1995. Net revenue increased 39.9% to $121.2 million, compared with $86.6 million for the prior year period. During fiscal 1996, Paymentech processed approximately $30.9 billion in sales volume and approximately 574.2 million transactions, increases of 53.9% and 60.1%, respectively, compared with the prior year. As a result of Paymentech's offering, beginning March 27, 1996, the Company's net income has been reduced by the minority interest in Paymentech's net income.

In February 1996, Paymentech entered into a $100 million revolving credit facility payable to a bank syndicate. The Paymentech credit facility bears interest based on the London Interbank Offering Rate ("LIBOR") plus 0.35% to 0.90% and commitment fees ranging from 0.15% to 0.30% on the unused portion based on Paymentech's debt to capitalization ratio, payable quarterly. The Paymentech credit facility expires in February 1999, with the option of two one-year extensions. First USA Financial, Inc. ("Financial"), a wholly owned subsidiary, is a guarantor to the Paymentech credit facility. The Paymentech credit facility will provide Paymentech and the Company a source of additional liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. Under the Paymentech credit facility, Paymentech loans to the Company cannot exceed $25 million. At June 30, 1996, there were no borrowings under the Paymentech credit facility, and none of the covenants would have had the effect of restricting Paymentech's ability to pay dividends.

Prior to the first quarter of fiscal 1996, Paymentech's policy was to dividend a portion of its net income to the Company. Subsequent to such quarter, Paymentech has not paid dividends to the Company and Paymentech has no plans to pay dividends on its outstanding common stock. The dividends declared prior to fiscal 1996 were not material to the Company's cash flows.

The Company acquired Litle & Company, Inc. ("Litle") on September 12, 1995, and subsequently merged Litle's operations with Paymentech. The Litle transaction has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated to include Litle's operations for all prior periods. In addition, Paymentech acquired merchant contracts and cer-tain other assets of DMGT Corporation ("DMGT") on August 31, 1995. The acquisition of DMGT was accounted for as a purchase, and accordingly, DMGT's operations have been included in the Company's results of operations from August 31, 1995. The Litle, DMGT and other acquisitions occurring in fiscal 1996 were not material to the Company's consolidated financial statements.

On August 19, 1996, Paymentech purchased for approximately $170 million all of the outstanding stock of GENSAR Holdings Inc. ("GENSAR"). GENSAR is one of the nation's largest providers of electronic draft capture and authorization services, processing approximately 300 million transactions and servicing 120,000 merchant locations annually. The acquisition also included a merchant processing portfolio which has approximately $1 billion in annual sales volume. The acquisition will be accounted for as a purchase, and accordingly, its results will be included in Paymentech's results of operations from the effective date of the acquisition.

Paymentech funded the GENSAR purchase and subsequent payoff of GENSAR's debt with proceeds from its common stock offerings ($75 million), a loan from the Company ($25 million) and a non-interest-bearing note payable to the previous shareholders of GENSAR ($100 million) due October 18, 1996. Paymentech plans to refinance the note payable to the previous shareholders of GENSAR through the Paymentech credit facility.

FIRST USA FEDERAL SAVINGS BANK During April 1996, upon approval of the Office of Thrift Supervision and the Federal Deposit Insurance Corporation ("FDIC"), the Company formed First USA Federal Savings Bank ("FSB"), to offer other financial products. FSB will be used as a vehicle to create and own some products and to partner with leading companies that market other financial products. New products include mortgages, insurance and installment loans.

FSB received an initial capital contribution of $24.3 million from the Company, of which $13.5 million was invested in U.S. government agency mortgage-backed securities at June 30, 1996. FSB's primary methods of funding will include securitizations, certificates of deposit, individual retirement accounts and short-term borrowings.

FSB is subject to the capital adequacy guidelines adopted by the FDIC. In addition, as a savings association, FSB is required to meet a qualified thrift lender test whereby FSB must have invested at least 65% of its tangible assets in qualifying thrift investments. At June 30, 1996, FSB met these requirements.

FUNDING AND LIQUIDITY Traditional asset liquidity is provided by cash, cash equivalents and investments. These items represented 42.8%, 38.3% and 26.0% of the Company's assets as of June 30, 1996, 1995 and 1994, respectively.

In December 1995, Financial entered into a $300 million, five-year, unsecured revolving credit facility with a bank syndicate. The credit facility bears interest based on LIBOR plus 0.25% to 0.65% and commitment fees ranging from 0.125% to 0.25% on the unused portion based on Financial's debt to capitalization ratio. The revolving credit facility provides a source of additional liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. At June 30, 1996, borrowings under the credit facility were $18.0 million and the applicable rates and commitment fees were 5.74% and 0.125%, respectively. The credit facility replaced an existing $150 million unsecured credit facility of Financial and Merchant Services, which was terminated in December 1995.

In December 1995, the Company implemented the Dividend Reinvestment and Stock Purchase Plan in which participants may purchase shares of the Company's common stock.

During fiscal 1994, the Company issued 5.75 million shares of 6 1/4% mandatory convertible preferred stock. Beginning May 20, 1997, the Company may redeem each share of the preferred stock with the number of shares of common stock equal to the sum of (i) $32.373, declining to $31.875 until May 19, 1998, and (ii) all accrued and unpaid dividends divided by the current market price, but in no event less than 1.67 of a share of common stock. The Company has reserved 11.5 million shares of common stock for conversion of the preferred stock.

On October 16, 1996, the Company's Board of Directors approved a two-for-one common stock split and increased the quarterly cash dividend to $0.06 per share on a post-split basis. The two-for-one common stock split was effected in the form of a 100% stock dividend payable November 12, 1996, to stockholders of record on October 28, 1996.

During July 1996, the Company increased the quarterly dividend on its common stock from $0.03 per share to $0.045 per share. The Company will continue to be dependent on the cash flow from First USA Bank, received through dividends or other intercompany transfers of funds, for its dividend obligations. First USA Bank's ability to pay dividends is affected by its profitability which is a function of loan growth, interest rate spread, Cardmember usage, credit quality and marketing expenses. In addition, the ability of First USA Bank to pay dividends and make certain other intercompany transfers of funds is limited by banking regulations.

First USA Bank's primary methods of funding include credit card securitizations, bank and deposit notes and other borrowings, certificates of deposit in amounts of $100,000 or greater and federal funds purchased from customer banks. In addition, First USA Bank maintains facilities which provide for the securitization of receivables on a revolving basis totaling $2.5 billion through the issuance of commercial paper ($1.0 billion) and a committed bank facility for introductory rate cards ($1.5 billion). As of June 30, 1996, the Company had securitized $193.3 million of credit card loans through these facilities.

The Company had securitized credit card loans of $15.2 billion, $10.1 billion and $3.8 billion at June 30, 1996, 1995 and 1994, respectively. During the fiscal year ended June 30, 1996, the Company completed securitizations totaling $5.3 billion, offset by the scheduled amortization of prior securitizations. In addition, the Company increased the shelf registration for securitizations from $13.0 billion to $15.9 billion, of which $5.1 billion was remaining at June 30, 1996. The market for securities backed by credit card receivables is a reliable, efficient and cost-effective source of funds which the Company plans to continue to use as a source of funding. In the fourth quarter of fiscal 1996, the Company completed a $500 million securitization that provides funded credit enhancement through November 1997 for future securitization issues with average maturities of five years or less. This unique facility will expedite the completion of future transactions by assuring availability of credit enhancement and allowing the Company to complete more frequent securitizations in response to market conditions.

At June 30, 1996, securitized credit card loans of $15.2 billion had a weighted average remaining life of 3.4 years and a weighted average cost of funds of approximately 5.77%. The following table depicts the amounts of investor principal of securitized credit card loans during fiscal 1996, the scheduled amortization of all securitizations and the average annualized portfolio yield.

-------------------------------------------------------------------------------

  (Dollars in millions)

  CREDIT CARD SECURITIZATIONS
   Beginning balance                                                 $ 10,100
   Securitizations completed                                            5,268
   Amortization                                                          (205)
                                                                     --------
   Ending balance                                                    $ 15,163
                                                                     ========

-------------------------------------------------------------------------------

  AMORTIZATION OF SECURITIZATIONS
   1997                                                              $  1,132
   1998                                                                 3,018
   1999                                                                 3,215
   2000                                                                   904
   2001                                                                 3,824
   Thereafter                                                           3,070
                                                                     --------
                                                                     $ 15,163
                                                                     ========
-------------------------------------------------------------------------------

  ANNUALIZED PORTFOLIO YIELD
   Three month average for the three months
     ended June 30, 1996
      Annualized portfolio yield                                       11.63%
      Base rate                                                         7.80
                                                                      ------
      Variance                                                          3.83%
                                                                      ======

Early amortization begins if the annualized portfolio yield (the sum of interest, interchange and other credit card fees less net credit losses) for a certain period drops below a base rate (generally equal to the sum of the weighted average certificate and credit enhancement rates and loan servicing fees) or certain other events occur. The Company does not presently anticipate the occurrence of any such early amortization events. The annualized portfolio yield minus the base rate has declined from 4.77% for the three month average ended June 30, 1995, to 3.83% for the three month average ended June 30, 1996. This decrease was primarily due to higher credit losses offset by increases in portfolio yield and a lower cost of funds. During the amortization period, principal payments on the credit card loans are paid to the investors, and the Company's funding requirements increase accordingly. The Company plans to fund the amortization of future securitizations through additional securitizations of credit card loans, issuance of bank and deposit notes, acceptance of additional deposits and the use of other bank liabilities.

The Company maintains short- and medium-term bank note programs. Bank notes represent unsecured obligations of First USA Bank and are not insured by the FDIC. Bank notes may be issued in maturities ranging from seven days to 15 years in minimum denominations of $250,000 and integral multiples of $1,000 in excess thereof. The Company had approximately $1.9 billion and $1.5 billion of bank notes outstanding at June 30, 1996 and 1995, respectively. At June 30, 1996, the average remaining maturity of the outstanding bank notes was 1.5 years and the average cost was 5.89%. In addition, the Company had approximately $952.0 million and $487.0 million of term federal funds purchased at June 30, 1996 and 1995, respectively. The average maturities of the term federal funds purchased were five months with an average cost of 5.59% at June 30, 1996.

Interest-bearing deposits, which include deposit notes of $269.3 million at June 30, 1996, primarily represent directly placed and brokered deposits and totaled $1.5 billion and $2.1 billion at June 30, 1996 and 1995, respectively. During fiscal 1996, all interest-bearing deposits in denominations of less than $100,000 were issued by Financial Services. The

Company's interest-bearing deposits had an average cost of 5.62% at June 30, 1996. The decrease in interest-bearing deposits is a result of the increase in securitization and bank note funding for loan growth and liquidity.

The maturity distribution for interest-bearing deposits on the dates shown is set forth in the following table:

--------------------------------------------------------------------------------------------------------------------
                                                At June 30, 1996         At June 30, 1995        At June 30, 1994
                                             ----------------------------------------------------------------------
  (Dollars in thousands)                       Amount        Percent     Amount      Percent     Amount    Percent

  MATURITY DISTRIBUTION OF INTEREST-BEARING
  DEPOSITS
   Equal to or more than $100,000
     Less than three months                  $  373,045        25.6%    $  460,051     21.7%   $  270,507     9.1%
     Three to six months                        166,046        11.4        557,082     26.3       419,476    14.2
     Six to twelve months                       441,725        30.3        706,854     33.3       675,023    22.8
     More than twelve months                    475,364        32.7        396,661     18.7     1,593,302    53.9
                                             ----------       -----     ----------    -----    ----------   -----
                                              1,456,180       100.0      2,120,648    100.0     2,958,308   100.0

   Less than $100,000
     Less than three months                         190         4.6           --       --         101,499    84.0
     Three to six months                            189         4.6           --       --          19,273    16.0
     Six to twelve months                         3,072        74.2           --       --            --       --
     More than twelve months                        690        16.6           --       --            --       --
                                             ----------       -----     ----------    -----    ----------   -----
                                                  4,141       100.0           --       --         120,772   100.0

   Total
     Less than three months                     373,235        25.6        460,051     21.7       372,006    12.1
     Three to six months                        166,235        11.4        557,082     26.3       438,749    14.2
     Six to twelve months                       444,797        30.5        706,854     33.3       675,023    21.9
     More than twelve months                    476,054        32.5        396,661     18.7     1,593,302    51.8
                                             ----------       -----      ---------    -----    ----------   -----
                                             $1,460,321       100.0%    $2,120,648    100.0%   $3,079,080   100.0%
                                             ==========       =====     ==========    =====    ==========   =====
--------------------------------------------------------------------------------------------------------------------

Under the Federal Deposit Insurance Corporation Improvement Act of 1991, only "well capitalized" and "adequately capitalized" banks may accept brokered deposits and "adequately capitalized" banks must first obtain a waiver from the FDIC before accepting brokered deposits. First USA Bank, Financial Services and FSB each met the requirements of a "well capitalized" institution as of June 30, 1996.

At June 30, 1996, the Company had interest rate swap agreements with commercial banks having a total notional principal amount of $2.1 billion. The Company enters into interest rate swap agreements to hedge interest rate risk by converting fixed rate liabilities to floating rate liabilities. This strategy is an efficient alternative to floating rate funding sources. The Company is exposed to potential credit risk with interest rate swap agreements if the counterparty fails to perform. The Company has reduced credit risk in these instruments by entering into agreements with highly rated counterparties and by diversifying the exposure with any one counterparty. At June 30, 1996, there were no defaults under the counterparty agreements. The following table depicts the estimated fair values of the Company's financial liabilities:

---------------------------------------------------------------------------------------------------------------------------------
                                                                     At June 30, 1996                   At June 30, 1995
                                                            ---------------------------------------------------------------------
                                                             Carrying      Fair     Unrealized  Carrying      Fair     Unrealized
(In thousands)                                                Value       Value     Gain (Loss)  Value       Value       Gain

FINANCIAL LIABILITIES
  Swapped fixed rate liabilities                            $2,100,500  $2,077,852   $22,648   $1,978,500  $1,973,351  $  5,149
  Interest rate swaps, net (a)                                   --          8,372    (8,372)       --         (4,511)    4,511
                                                            ----------  ----------   -------   ----------  ----------  --------
  Net                                                        2,100,500   2,086,224    14,276    1,978,500   1,968,840     9,660
  Unswapped liabilities                                      4,024,787   4,023,605     1,182    3,196,837   3,193,725     3,112
                                                            ----------  ----------   -------   ----------  ----------  --------
   Total                                                    $6,125,287  $6,109,829   $15,458   $5,175,337  $5,162,565  $ 12,772
                                                            ==========  ==========   =======   ==========  ==========  ========
---------------------------------------------------------------------------------------------------------------------------------

(a) Notional amounts of $2.1 billion and $2.0 billion at June 30, 1996 and 1995, respectively.

The following table presents period-end and average short-term borrowings for the periods indicated and the weighted average interest rates thereon at the end of the periods shown.

---------------------------------------------------------------------------------------------------
                                                                 Fiscal Year Ended June 30,
                                                        -------------------------------------------
  (Dollars in thousands)                                   1996             1995           1994

  FEDERAL FUNDS PURCHASED
   Balance at period end                                $1,308,460      $  871,390       $384,380
   Weighted average interest rate at period end              5.21%           6.23%          6.08%
   Average amount outstanding during the period         $1,345,008      $  544,735       $485,417
   Maximum amount outstanding at any month end          $1,558,675      $  871,390       $661,831
   Weighted average interest rate during the period          5.69%           5.51%          3.47%
---------------------------------------------------------------------------------------------------
  OTHER SHORT-TERM BORROWINGS
   Balance at period end                                $1,529,469      $  921,000       $338,000
   Weighted average interest rate at period end              5.56%           6.28%          4.94%
   Average amount outstanding during the period         $1,718,925      $  848,751       $130,535
   Maximum amount outstanding at any month end          $2,696,997      $1,830,902       $338,000
   Weighted average interest rate during the period          5.84%           6.20%          2.93%
---------------------------------------------------------------------------------------------------

INTEREST RATE SENSITIVITY Interest rate sensitivity refers to the change in interest spread resulting from changes in interest rates. To the extent that interest income and interest expense do not respond equally to changes in interest rates, or that all rates do not change uniformly, earnings will be affected.

In determining interest rate sensitivity, the Company uses simulation models to identify changes in net interest income based on different interest rate scenarios. The Company manages its interest rate sensitivity through several techniques which include changing the maturity and distribution of assets and liabilities, interest rate swaps, repricing of credit card loans, subject to certain legal constraints, and other methods.

Interest rate sensitivity at a point in time can be analyzed using a static gap analysis which measures the match in balances subject to repricing between earning assets and interest-bearing liabilities. The table on page 41 is an interest rate sensitivity schedule at June 30, 1996, based on a static gap analysis.

---------------------------------------------------------------------------------------------------------
                                                                           At June 30, 1996
                                                                         Subject to Repricing
                                                               -----------------------------------------
                                                                  Under          1 Year
  (Dollars in thousands)                                          1 Year        and over       Total

  INTEREST RATE SENSITIVITY
   Earning assets
     Cash equivalents                                           $   40,701    $     --       $   40,701
     Federal funds sold                                             97,450          --           97,450
     Investments                                                 2,656,707       246,384      2,903,091
     Credit card loans (a)                                       2,475,152     1,089,282      3,564,434
                                                                ----------    ----------     ----------
      Total earning assets                                      $5,270,010    $1,335,666     $6,605,676
                                                                ==========    ==========     ==========
   Interest-bearing liabilities
     Bank notes and other borrowings (b)                        $3,356,506    $     --       $3,356,506
     Interest-bearing deposits (b)                               1,460,321          --        1,460,321
     Federal funds purchased                                     1,308,460          --        1,308,460
                                                                ----------    ----------     ----------
      Total interest-bearing liabilities                        $6,125,287    $     --       $6,125,287
                                                                ==========    ==========     ==========
   Earning assets less interest-bearing liabilities ("gap")     $ (855,277)   $1,335,666     $  480,389
   Gap as a percentage of total assets                              (11.10)%       17.33%          6.23%
                                                                ==========    ==========     ==========
     Total assets                                                                            $7,708,501
                                                                                             ==========
---------------------------------------------------------------------------------------------------------

  (a)The majority of the Company's credit card loans are either variable rate or at fixed rates that are repriceable with 30 days notice to Cardmembers. Additionally, the Company had securitized 81% of its managed credit card portfolio at June 30, 1996. The Company uses this information to estimate the remaining maturity of its credit card loan portfolio.

  (b)The Company has entered into interest rate swap agreements with total notional principal amounts of $2.1 billion ($1.4 billion of which have terms of greater than one year). The interest rate swap agreements are matched by maturity and dollar amount to fixed rate liabilities and convert such fixed rate liabilities to floating rates.

INVESTMENTS The Company primarily invests in variable rate U.S. government agency mortgage-backed securities which enhance yield and provide a source of secondary liquidity through repurchase agreements and are primarily classified as held-to-maturity. Investments totaled $2.9 billion, $2.2 billion and $1.2 billion at June 30, 1996, 1995 and 1994, respectively. The average maturity based on historical payment rates of the investment portfolio at June 30, 1996, was approximately 6.4 years.

The table on page 42 presents maturities of the investment portfolio at June 30, 1996, and reflects scheduled payments and expected prepayments based on historical payment rates.

                                                       At June 30, 1996
                                             -----------------------------------
  (Dollars in thousands)                       Amount       Percentage     Yield


  INVESTMENT MATURITY
   Within 1 year                             $  385,177        13.3%       6.64%
   1-5 years                                  1,162,528        40.0        6.67
   5-10 years                                   694,459        23.9        6.71
   After 10 years                               660,927        22.8        6.66
                                             ----------       -----        ----
     Total carrying value                    $2,903,091       100.0%       6.67%
                                             ==========       =====        ====

CAPITAL ADEQUACY The Company's stockholders' equity increased from $764.8 million at June 30, 1995, to $1.1 billion at June 30, 1996, primarily due to retained earnings and approximately $78 million as a result of the Paymentech offerings. Furthermore, tangible equity increased to $955.0 million at June 30, 1996, from $601.5 million at June 30, 1995.

First USA Bank's stockholder's equity increased from $636.6 million at June 30, 1995, to $908.0 million at June 30, 1996, as a result of retained earnings and capital contributions of $65.0 million from Financial. First USA Bank is subject to the capital adequacy guidelines adopted by the FDIC. At June 30, 1996, First USA Bank's risk-based total capital ratio was 25.42%, its tier 1 capital ratio was 20.63% and its leverage ratio was 11.43%. As of June 30, 1996, First USA Bank met the requirements of a "well capitalized" institution.

Paymentech's stockholders' equity increased from $47.2 million at June 30, 1995, to $231.1 million at June 30, 1996, due to the results of its common stock offering of $141.4 million, capital contributions from the Company of $28.1 million and retained earnings.

INCOME TAXES The Company's consolidated provision for income taxes includes state income and federal income tax components. The Company's effective federal tax rate was 35.1%, 34.9% and 35.1% for fiscal 1996, 1995, and 1994, respectively.

CAPITAL EXPENDITURES The Company spent $77.1 million for capital expenditures in fiscal 1996, compared with $40.4 million in fiscal 1995. Capital expenditures are made generally to accommodate growth in credit card loans and payment processing volume and provide for operating efficiencies. During fiscal 1996, the Company incurred increased capital expenditures related to facility expansions and additions.

SELECTED RATIOS The following table presents certain financial ratios, as restated, for the Company and First USA Bank for the periods indicated.


---------------------------------------------------------------------------------------
                                                           Fiscal Year Ended June 30,
                                                         ------------------------------
                                                          1996        1995        1994
  FIRST USA, INC.
   Return on assets*                                       3.18        2.93        3.13
   Return on stockholders' equity*                        27.26       25.85       42.08
   Average stockholders' equity to average total assets   11.66       11.35        7.43
   Common dividend payout ratio*                           6.52        4.41        3.51
   Net interest margin (managed)                           5.99        5.31        6.28
   Net interest margin                                     1.83        2.28        4.29

---------------------------------------------------------------------------------------

  FIRST USA BANK
   Return on assets                                        3.56        3.46        3.84
   Return on stockholder's equity                         35.32       35.82       51.11
   Average stockholder's equity to average assets         10.09        9.65        7.51
   Net interest margin (managed)                           5.98        5.31        6.38
   Net interest margin                                     1.79        2.27        4.45
---------------------------------------------------------------------------------------

   * Before extraordinary item, net of tax benefit, for fiscal 1994.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Consolidated Balance Sheets


First USA, Inc. and Subsidiaries
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                                             June 30,
                                                   ---------------------------
  (Dollars in thousands, except per share data)        1996            1995

  ASSETS
   Cash and due from banks                         $  254,553       $   69,594
   Short-term investments                              40,701            8,009
   Federal funds sold                                  97,450          159,175
                                                   ----------       ----------
     Cash and cash equivalents                        392,704          236,778
   Investments                                      2,903,091        2,205,523
   Credit card loans                                3,564,434        3,187,568
     Allowance for possible credit losses             (74,163)         (66,000)
                                                   ----------       ----------
      Net loans                                     3,490,271        3,121,568
   Premises and equipment                             116,666           60,050
   Accrued interest receivable                         51,558           42,719
   Due from securitizations                           182,462          287,671
   Customer base intangible, net                       70,008          123,289
   Purchased merchant portfolios and goodwill, net     88,894           40,024
   Other assets                                       412,847          261,494
                                                   ----------       ----------
                                                   $7,708,501       $6,379,116
                                                   ==========       ==========
--------------------------------------------------------------------------------

  LIABILITIES AND STOCKHOLDERS' EQUITY
   Bank notes and other borrowings                 $3,356,506       $2,183,299
   Interest-bearing deposits                        1,460,321        2,120,648
   Federal funds purchased                          1,308,460          871,390
   Accrued interest payable                            60,246           54,550
   Accrued expenses and other liabilities             355,943          384,414
   Minority interest                                   53,145               --
                                                   ----------       ----------
                                                    6,594,621        5,614,301

   Stockholders' Equity
      6 1/4% mandatory convertible preferred stock,
      $.01 par value, 5,750,000 shares authorized,
      issued and outstanding at June 30, 1996
      and 1995                                             58               58
     Common stock, $.01 par value, 200,000,000
      shares authorized, 120,959,334 and 117,431,756
      issued and outstanding at June 30, 1996 and
      1995, respectively                                1,210            1,174
     Additional paid-in capital                       568,840          440,929
     Retained earnings                                543,772          322,654
                                                   ----------       ----------
                                                    1,113,880          764,815
                                                   ----------       ----------
                                                   $7,708,501       $6,379,116
                                                   ==========       ==========
--------------------------------------------------------------------------------

  See Notes to Consolidated Financial Statements.

Consolidated Statements of Income

First USA, Inc. and Subsidiaries
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
                                                                       Fiscal Year Ended June 30,
                                                                  ----------------------------------
  (Dollars in thousands, except per share data)                        1996       1995        1994
                                                                                          As Restated
  INTEREST INCOME
   Credit card loans                                              $  326,928    $312,843    $323,544
   Investments                                                       181,466     106,396      57,698
   Federal funds sold                                                  6,699       8,486       7,649
                                                                  ----------  ----------  ----------
     Total Interest Income                                           515,093     427,725     388,891

  INTEREST EXPENSE
   Bank notes and other borrowings                                   201,986     125,651      30,349
   Deposits                                                          113,435     149,869     145,555
   Federal funds purchased                                            76,518      30,028      16,850
   Senior and Acquisition debt                                          --          --         8,517
                                                                  ----------  ----------  ----------
     Total Interest Expense                                          391,939     305,548     201,271
                                                                  ----------  ----------  ----------
                                           NET INTEREST INCOME       123,154     122,177     187,620
                          PROVISION FOR POSSIBLE CREDIT LOSSES        90,153      54,659      53,469
                                                                  ----------  ----------  ----------
                       NET INTEREST INCOME AFTER PROVISION FOR
                                        POSSIBLE CREDIT LOSSES        33,001      67,518     134,151
----------------------------------------------------------------------------------------------------
  OTHER OPERATING INCOME
   Securitization income                                             950,008     640,607     310,260
   Interchange income                                                 29,066      31,988      47,455
   Credit card fee income                                             27,586      18,286      22,143
   Other                                                             111,989      73,453      47,011
                                                                  ----------  ----------  ----------
     Total Other Operating Income                                  1,118,649     764,334     426,869
----------------------------------------------------------------------------------------------------
  OTHER OPERATING EXPENSE
   Postage, shipping, stationery and supplies                        193,863     153,297      58,382
   Salaries and employee benefits                                    149,196      98,642      64,695
   Data processing and communications                                110,030      85,596      54,821
   Occupancy and equipment                                            48,056      28,244      18,068
   Amortization of intangibles                                        55,906      54,748      54,958
   Other                                                             204,315     129,726      71,946
                                                                  ----------  ----------  ----------
     Total Other Operating Expense                                   761,366     550,253     322,870
----------------------------------------------------------------------------------------------------
             INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM       390,284     281,599     238,150
                                    PROVISION FOR INCOME TAXES       143,548     103,177      87,216
                                                                  ----------  ----------  ----------
                              INCOME BEFORE EXTRAORDINARY ITEM       246,736     178,422     150,934
                 EXTRAORDINARY ITEM, NET OF INCOME TAX BENEFIT            --          --     (10,637)
                                                                  ----------  ----------  ----------
                                                    NET INCOME    $  246,736    $178,422    $140,297
                                                                  ==========  ==========  ==========
-----------------------------------------------------------------------------------------------------
  Income before extraordinary item per share                      $     1.84    $   1.36    $   1.23
  Extraordinary item per share                                            --          --       (0.09)
                                                                  ----------  ----------  ----------
  Net income per share                                            $     1.84    $   1.36   $    1.14
                                                                  ==========  ==========  ===========
  Weighted average common and common equivalent shares
    outstanding                                                  133,840,204 131,597,760  119,764,444
                                                                  ==========  ==========  ===========
----------------------------------------------------------------------------------------------------

  See Notes to Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders' Equity

First USA, Inc. and Subsidiaries
---------------------------------------------------------------------------------------------------------------------------------
                                                          For the Three Fiscal Years Ended June 30, 1996
---------------------------------------------------------------------------------------------------------------------------------
                                    Mandatory
                                   Convertible
                                    Preferred              Common Stock
                                     Stock            Common       Nonvoting               Additional
  (Dollars in thousands,           ------------------------------------------------------- Paid-In    Deferred     Retained
  except per share data)           Shares   Amount   Shares    Amount   Shares    Amount   Capital  Compensation   Earnings   Total
  Balance at June 30, 1993                         108,699,944  $1,088  2,105,264    $22   $183,276             $ 28,512  $ 212,898
  Net income                                                                                                     140,297    140,297
  Issuance of common stock, net                     4,059,350       40                       47,287                          47,327
  Issuance of 6 1/4% mandatory
   convertible preferred
   stock, net                      5,750,000 $58                                            177,344                         177,402
  Exercise of stock options                           376,944        2                          931                             933
  Tax benefit from exercise of
   stock options                                                                              2,026                           2,026
  Conversion of nonvoting stock
   to common stock                                  2,105,264       22 (2,105,264)   (22)                                       --
  Common cash dividends --
   $0.04 per share                                                                                                (4,204)    (4,204)


  Preferred cash dividends --
   $0.37 per share                                                                                                (2,132)    (2,132)

                                  ---------   ---- -----------  ------  ---------   ----   --------  --------   --------  --------


  Balance at June 30, 1994          5,750,000   58 115,241,502   1,152      --       --     410,864              162,473    574,547

  Net income                                                                                                     178,422    178,422

  Issuance of common stock, net                     1,548,246       16                       28,215   $(3,990)               24,241

  Exercise of stock options                           642,008        6                        1,927                           1,933

  Tax benefit from exercise of
   stock options                                                                              3,913                           3,913

  Common cash dividends --
   $0.06 per share                                                                                                (6,787)    (6,787)

  Preferred cash dividends --
   $1.99 per share                                                                                               (11,454)   (11,454)

                                 ---------   ----  -----------  ------ ----------   ----   --------  --------   -------- ----------

  Balance at June 30, 1995        5,750,000    58  117,431,756   1,174        --     --     444,919    (3,990)   322,654    764,815
  Net income                                                                                                     246,736    246,736
  Issuance of common stock, net                      1,880,322      20                       39,163    (7,822)               31,361
  Issuance of subsidiary common stock                                                        77,344                          77,344
  Exercise of stock options                          1,647,256      16                        6,986                           7,002
  Tax benefit from exercise of
   stock options                                                                             12,240                          12,240
  Common cash dividends --
   $0.12 per share                                                                                               (14,164)   (14,164)


  Preferred cash dividends --
   $1.99 per share                                                                                               (11,454)   (11,454)

                                  ---------   ---- -----------  ------  ---------   ----   --------  --------   -------- ---------

  Balance at June 30, 1996        5,750,000   $58  120,959,334  $1,210        --    $ --   $580,652  $(11,812)  $543,772 $1,113,880

                                  =========   ==== ===========  ======  =========   ====   ========  ========   ======== ==========

  See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

First USA, Inc. and Subsidiaries
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
                                                                            Fiscal Year Ended June 30,
                                                                   ------------------------------------------
  (Dollars in thousands)                                                 1996          1995         1994

  OPERATING ACTIVITIES
   Net income                                                      $   246,736    $   178,422     $ 140,297
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Provision for possible credit losses                              90,153         54,659        53,469
      Provision for depreciation and amortization                      110,991         85,362        73,674
      Gains on securitization transactions, net of amortization        (71,825)       (77,672)      (73,000)
      Extraordinary item related to prepayment of
        Acquisition debt                                                  --             --          16,365
      Changes in operating assets and liabilities:
        Accrued interest receivable                                     (8,839)        (8,546)       (7,833)
        Accrued interest payable                                         5,696          9,484        22,874
        Accrued expenses and other liabilities                         (28,471)       205,205        96,706
      Other operating activities                                        30,241        (56,785)       14,036
                                                                   -----------    -----------     -----------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES      374,682        390,129       336,588
-------------------------------------------------------------------------------------------------------------
  INVESTING ACTIVITIES
   Proceeds from maturities of investments                             680,215        270,219       229,821
   Purchases of investments                                         (1,386,059)    (1,234,669)     (990,636)
   Net increase in credit card loans, excluding
     acquisitions and sales                                         (5,714,706)    (6,040,908)   (4,380,097)
   Proceeds from sale of credit card loans                           5,257,484      6,478,092     2,741,905
   Purchases of premises and equipment                                 (77,076)       (40,372)      (21,159)
   Purchases of merchant portfolios, processing
     services and other acquisitions                                   (41,401)       (14,665)       (1,750)
   Other investing activities                                          (28,840)       (11,617)       (2,453)
                                                                   -----------    -----------     -----------
                           NET CASH USED FOR INVESTING ACTIVITIES   (1,310,383)      (593,920)   (2,424,369)
-------------------------------------------------------------------------------------------------------------

  FINANCING ACTIVITIES
   Dividends paid to common stockholders                               (14,164)        (6,787)       (4,204)
   Dividends paid to preferred stockholders                            (11,454)       (11,454)       (2,132)
   Issuance of subsidiary common stock, net                            141,432           --             --
   Issuance of common stock, net                                        29,543          2,450        48,400
   Issuance of 6 1/4% mandatory convertible preferred stock, net          --             --         177,402
   Net payments to trustees relating to securitizations                 (3,680)      (147,443)      (42,421)
   Net increase in bank notes and other borrowings                   1,173,207        871,773     1,142,214
   Net (decrease) increase in interest-bearing deposits               (660,327)      (958,432)      877,910
   Net increase (decrease) in federal funds purchased                  437,070        487,010        (4,115)
   Repayment of credit card backed notes                                  --             --        (104,167)
   Repayment of senior debt                                               --             --        (227,000)
   Proceeds from senior debt                                              --             --         227,000
   Net repayment of Acquisition debt and prepayment premium               --             --        (217,200)
                                                                   -----------    -----------     -----------
                        NET CASH PROVIDED BY FINANCING ACTIVITIES    1,091,627        237,117     1,871,687
-------------------------------------------------------------------------------------------------------------

                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      155,926         33,326      (216,094)

   Cash and cash equivalents at beginning of year                      236,778        203,452       419,546
                                                                   -----------    -----------     -----------
                         CASH AND CASH EQUIVALENTS AT END OF YEAR  $   392,704    $   236,778     $ 203,452
                                                                   ===========    ===========     =========
-------------------------------------------------------------------------------------------------------------
  NON-CASH INVESTING AND FINANCING ACTIVITY

   Common stock issued for acquisitions                            $    12,002    $    22,571     $    --
                                                                   ===========    ===========     ===========
-------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS The consolidated financial statements include the accounts of First USA, Inc. and its majority-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated. The Company is one of the nation's largest providers of Visa and MasterCard services through its principal operating subsidiaries, First USA Bank and First USA Paymentech, Inc. ("Paymentech"). First USA Bank is an issuer of Visa and MasterCard credit cards with 14.3 million credit cards issued and $18.7 billion in managed credit card loans outstanding at June 30, 1996. First USA Bank's profitability is affected by loan growth, interest rate spread, Cardmember usage, credit quality and marketing expenses. Paymentech conducts its business through its wholly owned subsidiaries, First USA Merchant Services, Inc. ("Merchant Services") and First USA Financial Services, Inc. ("Financial Services"). Merchant Services, a processor of merchant bankcard transactions, processed approximately $30.9 billion in sales volume and approximately 574.2 million transactions for the fiscal year ended June 30, 1996. Financial Services during the past fiscal year has begun to market and issue to businesses and other entities commercial cards that facilitate business-to-business payment solutions.

     On January 19, 1997, the Company and Banc One Corporation ("Banc One") entered into an agreement and plan of merger pursuant to which the Company would merge with and into Banc One and Banc One would be the surviving corporation. The merger is subject to approvals by the shareholders of the Company and Banc One, the receipt of all required regulatory approvals and the making of all necessary filings. The Merger is expected to close in the second quarter of calendar 1997.

     The Company has restated its financial statements to properly reflect the two items described below. The changes did not affect the Company's net cash flows, liquidity or regulatory capital compliance, nor did the restatement have an effect on the Company's fiscal year 1996 and 1995 net income. The restatement did however have an effect on previously reported quarterly results of the 1996 and 1995 fiscal years (see Unaudited quarterly information, as restated) and increased 1994 earnings.

     The Company had previously not recorded gains on securitization transactions consistent with the Company's belief and common industry assumption that such gains would not be significant due to the relatively short life of the outstanding balances and the narrow spread between the account yield and the sum of the cost of servicing these accounts and investor yield on the securitizations. As a result of a more detailed analysis of gains on all securitizations of credit card receivable balances in connection with the preparation for the adoption of Statement of Financial Accounting Standards No. 125, which is effective January 1, 1997, the Company has restated its financial statements to recognize gains in those periods where the gains were significant.

     In addition, the Company has been deferring the costs to solicit new accounts. These costs were deferred and matched with the future revenues from these new accounts over a twelve-month period. The average life of these new accounts, including all annual renewals, is expected to be seven years. During the course of a review of the Company's accounting policies in connection with its pending merger with Banc One, the Company learned that, while its deferred costs were paid to independent third parties, these costs were not eligible for deferral and that its accounting policy regarding such solicitations did not conform with the accounting policy of Banc One. As a result, the Company has restated its financial statements to expense these costs in the period such costs were incurred.

    As previously noted, the changes had no effect on fiscal 1996 or 1995 net income. The Company has restated its fiscal year 1994 consolidated statement of income resulting in an increase in net income and retained earnings of $47.4 million and an increase in net income per share of $0.40.

     On October 16, 1996, the Company's Board of Directors approved a two-for-one common stock split and increased the quarterly cash dividend to $0.06 per share on a post-split basis. The two-for-one common stock split was effected in the form of a 100% stock dividend paid on November 12, 1996, to stockholders of record on October 28, 1996. The consolidated financial statements and notes to consolidated financial statements presented herein reflect the retroactive treatment of this stock split.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid investments, with maturities of three months or less when purchased, to be cash equivalents. Federal funds sold are considered to be cash equivalents and are invested with banks which are considered to be in compliance with their regulatory capital requirements.

INVESTMENTS Investments are carried at cost, adjusted for amortization of premiums and accretion of discounts. The Company has both the ability and intent to hold these investments to maturity.


CREDIT CARD LOANS Credit card loans represent primarily revolving Visa and MasterCard credit card loans. Interest on credit card loans is recognized based on the balances outstanding according to the terms of the related Cardmember agreements.


PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES The provision for possible credit losses includes current period credit losses and an amount which, in the judgment of management, is necessary to maintain the allowance for possible credit losses at a level that reflects known and inherent risks in the credit card loan portfolio.

PREMISES AND EQUIPMENT Premises and equipment are carried at cost, net of accumulated depreciation and amortization of $49.9 million and $32.2 million at June 30, 1996 and 1995, respectively. Depreciation of furniture and equipment is provided on a straight-line basis over periods ranging from two to 10 years. Leasehold improvements are amortized over the lesser of the economic useful life of the improvement or the term of the lease.

CUSTOMER BASE INTANGIBLE The customer base intangible represents the excess of amounts paid over the stated amount of the credit card loans acquired, net of accumulated amortization of $376.3 million and $322.8 million at June 30, 1996 and 1995, respectively. The intangible assets are amortized over the estimated periods to be benefited, generally seven to 11 years, on a straight-line basis. As of June 30, 1996, the customer base intangible consisted of $54.1 million of customer base intangible resulting from the management-led leveraged acquisition of certain of the Company's operating subsidiaries in 1989 (the "Acquisition") and $15.9 million of customer base intangible resulting from credit card portfolio purchases subsequent to the date of the Acquisition.

PURCHASED MERCHANT PORTFOLIOS AND GOODWILL

Purchased merchant portfolios are amortized over the estimated period to be benefited, primarily 25 years, on a straight-line basis. Purchased merchant portfolios are evaluated by management for impairment at each balance sheet date through review of actual cash flows generated by each merchant portfolio in relation to the expected cash flows and the recorded amortization expense. If, upon review, actual cash flows indicate an impairment of the value of the purchased merchant portfolio, amortization will be accelerated.

Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired less liabilities assumed from business combinations and is amortized over 40 years, on a straight-line basis. Goodwill is reviewed for impairment whenever events indicate that the carrying amount may not be recoverable. If estimates of future operating results would be insufficient to recover future charges to goodwill amortization, then the recorded value of goodwill balances would be reduced by the estimated deficiencies in operating results.

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material. Accumulated amortization for purchased merchant portfolios and goodwill was $3.9 million and $1.5 million at June 30, 1996 and 1995, respectively.

SECURITIZATION INCOME
Securitization income reflects gains on the securitization of credit card loans based upon the present value of net interest income and credit card fees less estimated credit losses and servicing fees over the lives of the securitized loans.

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," ("SFAS No. 125") which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on an approach that focuses on control of the assets and extinguishment of the liabilities. In addition, the statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and provides implementation guidance for securitization transactions and repurchase agreements. The statement is effective for transactions occurring subsequent to December 31, 1996. The Company is currently evaluating the impact of this statement and expects no material effect on its consolidated financial statements as a result of adopting SFAS No. 125.

INTEREST RATE SWAPS   The Company enters into interest rate swap transactions
for managing its interest rate risk by converting fixed rate liabilities to floating rate liabilities. The Company does not hold or issue interest rate swap agreements for trading purposes. Net receipts or payments under these agreements are recognized as an adjustment to interest expense. The Company classifies cash flows from interest rate swaps in the same category in the consolidated statements of cash flows as the cash flows from the items being hedged.

STOCK-BASED COMPENSATION The Company accounts for stock option and stock purchase plans in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). In accordance with APB 25, no compensation expense is recognized for stock options issued to employees since the options have an exercise price equal to the market value of the common stock on the day of the grant. In addition, the Company does not recognize compensation expense for its employee stock purchase plan since it qualifies as a non-compensatory plan under APB 25. In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has evaluated its alternatives available under the provisions of SFAS No. 123 and has determined it will not adopt the recognition provisions of the statement. Therefore, the adoption of SFAS No. 123 will have no impact on the Company's consolidated financial statements.

FEDERAL INCOME TAXES   Federal income taxes are accounted for utilizing the
liability method. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS Certain amounts for fiscal 1995 and fiscal 1994 have been reclassified to conform to the fiscal 1996 presentation.

NOTE B - INITIAL PUBLIC OFFERING OF FIRST USA PAYMENTECH, INC. COMMON STOCK

On March 27, 1996, Paymentech completed an initial public underwritten offering of 5.9 million shares of its common stock at $21.00 per share. In addition, Paymentech sold 635,000 shares in a direct placement and 790,000 shares pur-suant to a stock loan program funded by the Company primarily at $19.53 per share. At June 30, 1996, Paymentech had 31.7 million shares outstanding of which the Company owned 24.4 million shares, or approximately 77%.

As a result of the offerings, the Company's additional paid-in capital increased approximately $78 million which represents an increase in the Company's proportionate share in the stockholders' equity of Paymentech. In addition, as of June 30, 1996, the Company had recorded minority interest of $53.1 million. Beginning on March 27, 1996, the Company's net income has been reduced by the minority interest in Paymentech's net income.

NOTE C - INCOME PER COMMON AND COMMON EQUIVALENT SHARE
Income per common and common equivalent share is calculated as follows:

                                              Fiscal Year Ended June 30,
--------------------------------------------------------------------------------
                               -------------------------------------------------
  (Dollars in thousands,
  except per share data)           1996              1995              1994
                                                                   (As Restated)

  Income before extraordinary
   item                        $   246,736       $   178,422       $   150,934
Less accrual of preferred
   stock dividends                      --                --            (3,436)
                               -----------       -----------       -----------
  Income before extraordinary
   item applicable to
   common stock                    246,736           178,422           147,498
  Extraordinary item, net of
   tax benefit                          --                --           (10,637)
                               -----------       -----------       -----------
  Net income applicable to
   common stock for primary
   net income per share        $   246,736       $   178,422       $   136,861
                               ===========       ===========       ===========
  Average common shares
   outstanding                 119,088,870       116,819,438       114,520,384
  Common stock equivalents:
     Stock options               5,168,384         5,195,372         5,244,060
     Mandatory convertible
       preferred stock           9,582,950         9,582,950                --
                               -----------       -----------       -----------
  Weighted average common
   and common equivalent
   shares outstanding          133,840,204       131,597,760       119,764,444
                               ===========       ===========       ===========
  Income before extraordinary
   item                        $      1.84       $      1.36       $      1.23
  Extraordinary item, net of
   tax benefit                          --                --             (0.09)
                               -----------       -----------       -----------
  Net income per share         $      1.84       $      1.36       $      1.14
                               ===========       ===========       ===========


NOTE D - BUSINESS COMBINATIONS AND MERCHANT PORTFOLIO PURCHASES
The Company issued 1.9 million shares of its common stock for all of the outstanding common stock of Litle & Company, Inc. ("Litle") on September 12, 1995, and subsequently merged Litle's operations with Paymentech. The Litle transaction has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated to include Litle's operations for all prior periods. In addition, Paymentech acquired merchant contracts and certain other assets of DMGT Corporation ("DMGT") on August 31, 1995, for $34.0 million. The acquisition of DMGT was accounted for as a purchase, and accordingly, DMGT's operations have been included in the Company's results of operations from August 31, 1995. The Litle, DMGT and other acquisitions occurring in fiscal 1996 were not material to the Company's consolidated financial statements.

On August 19, 1996, Paymentech purchased for approximately $170 million all of the outstanding stock of GENSAR Holdings Inc. ("GENSAR"). GENSAR is one of the nation's largest providers of electronic draft capture and authorization services, processing approximately 300 million transactions and servicing 120,000 merchant locations annually. The acquisition also includes a merchant processing portfolio which has approximately $1 billion in annual sales volume. The acquisition will be accounted for as a purchase, and accordingly, its results will be included in Paymentech's results of operations from the effective date of the acquisition.

NOTE E - INVESTMENTS
The Company's investments, which totaled $2.9 billion and $2.2 billion at June 30, 1996 and 1995, respectively, consist primarily of variable U.S. government agency mortgage-backed securities which enhance yield and provide a source of secondary liquidity through repurchase agreements. The Company's policy is primarily to hold securities until maturity. The average maturity based on historical payment rates of the investment portfolio at June 30, 1996, is approximately 6.4 years.

Investments consist of the following (in thousands):

-------------------------------------------------------------------------------
                                                  At June 30,
                               ------------------------------------------------
                                  1996              1995               1994
  Amortized cost               $2,903,091        $2,205,523         $1,245,993
  Gross unrealized gains            4,865            10,059              3,721
  Gross unrealized losses         (32,647)           (7,083)           (24,054)
                               ----------        ----------         ----------
  Market value                 $2,875,309        $2,208,499         $1,225,660
                               ==========        ==========         ==========
-------------------------------------------------------------------------------


The amortized cost and market value at June 30, 1996, by estimated maturity are as follows (in thousands):

-------------------------------------------------------------------------------
                                              Amortized               Market
                                                Cost                  Value
  Due within one year                         $  385,177            $  381,491
  Due after one but within five years          1,162,528             1,151,403
  Due after five but within ten years            694,459               687,813
  Due after ten years                            660,927               654,602
                                              ----------            ----------
                                              $2,903,091            $2,875,309
                                              ==========            ==========
-------------------------------------------------------------------------------

NOTE F - ALLOWANCE FOR POSSIBLE CREDIT LOSSES

The activity in the allowance for possible credit losses is as follows (in thousands):

-------------------------------------------------------------------------------
                                              Fiscal Year Ended June 30,
                                       ----------------------------------------
                                         1996             1995           1994
  Balance at July 1                    $66,000          $66,000        $55,500
  Provision for possible credit losses  90,153           54,659         53,469
  Recoveries of loans previously
   charged off                           9,889            4,900         13,889
  Loans charged off                    (91,879)         (59,559)       (56,858)
                                       -------          -------        -------
  Balance at June 30                   $74,163          $66,000        $66,000
                                       =======          =======        =======
-------------------------------------------------------------------------------

NOTE G - DEBT

Bank notes and other borrowings at June 30, 1996, included bank notes of $1.9 billion which had average maturities of 1.5 years with an average cost of approximately 5.89%, term federal funds purchased of $952.0 million which had average maturities of five months with an average cost of approximately 5.59% and securities sold under agreements to repurchase which were recorded at cost of $349.5 million and matured in July 1996. Bank notes and other borrowings at June 30, 1995, included bank notes of $1.5 billion which had average maturities of 1.6 years with an average cost of approximately 6.42% and term federal funds purchased of $487.0 million which had average maturities of three months with an average cost of approximately 6.26%. At June 30, 1996 and 1995, bank notes and other borrowings also included subordinated notes issued by First USA Bank of $150.0 million which had a cost of approximately 7.08% and 7.68%, respectively. The notes are due August 1, 2003, with interest paid semiannually on February 1 and August 1.

Interest-bearing deposits of $1.5 billion and $2.1 billion at June
30, 1996 and 1995, respectively, represent certificates of deposit and deposit notes with an average cost of approximately 5.62% and 6.23%, respectively.

At June 30, 1996, federal funds purchased of $1.3 billion had overnight maturities and an interest rate of approximately 0.125% over the effective federal funds rate. At June 30, 1995, federal funds purchased of $871.4 million had overnight maturities and an interest rate of approximately 0.15% over the effective federal funds rate.

In December 1995, First USA Financial, Inc. ("Financial") entered into a $300 million, five-year, unsecured revolving credit facility with a bank syndicate. The credit facility bears interest based on LIBOR plus 0.25% to 0.65% and commitment fees ranging from 0.125% to 0.25% on the unused portion based on Financial's debt to capitalization ratio. The revolving credit facility provides a source of additional liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. At June 30, 1996, borrowings under the credit facility, included in bank notes and other borrowings, were $18.0 million and the applicable rates and commitment fees were 5.74% and 0.125%, respectively. The credit facility replaced the $150 million unsecured credit facility of Financial and Merchant Services, which was terminated in December 1995. The ability to pay dividends is conditioned upon the observance of certain financial covenants in the credit facility. At June 30, 1996, none of the covenants had the effect of restricting the ability to pay dividends.

In February 1996, Paymentech entered into a $100 million revolving credit facility payable to a bank syndicate. The Paymentech credit facility bears interest based on LIBOR plus 0.35% to 0.90% and commitment fees ranging from 0.15% to 0.30% on the unused portion based on Paymentech's debt to capitalization ratio, payable quarterly. The Paymentech credit facility expires in February 1999, with the option of two one-year extensions. Financial is a guarantor to the Paymentech credit facility. The Paymentech credit facility provides Paymentech and the Company a source of additional liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. Paymentech loans to the Company cannot exceed $25 million. The ability of Paymentech to pay dividends is conditioned upon the observance of certain financial covenants in the agreement. At June 30, 1996, there were no borrowings under the Paymentech credit facility, and none of the covenants would have had the effect of restricting Paymentech's ability to pay dividends. The Company paid $386.2 million, $296.1 million and $178.4 million during fiscal 1996, 1995 and 1994, respectively, in interest on interest-bearing liabilities.

Annual fiscal year maturities are as follows (in thousands):

--------------------------------------------------------------------------------

                           Bank Notes        Interest-
                            and Other         Bearing
                           Borrowings         Deposits             Total
  1997                     $2,107,869       $  984,267          $3,092,136
  1998                        571,777          144,181             715,958
  1999                        359,169          167,878             527,047
  2000                             --              800                 800
  2001                        167,691          155,035             322,726
  Thereafter                  150,000            8,160             158,160
                           ----------       ----------          ----------
                           $3,356,506       $1,460,321          $4,816,827
                           ==========       ==========          ==========

--------------------------------------------------------------------------------

The Company incurred an extraordinary item in the first quarter of fiscal 1994 which reduced net income by $10.6 million and $0.09 per share after taxes for the premium associated with the prepayment of the debt incurred in connection with the Acquisition.

NOTE H - PREFERRED STOCK

The Company has issued 5.75 million shares of 6 1/4% mandatory convertible preferred stock, $.01 par value. Dividends at an annual rate of $1.99 per share on the preferred stock are cumulative and payable quarterly in arrears. The liquidation value is $31.875 per share plus accrued and unpaid dividends. The preferred stock is convertible at any time at the option of the holder into 1.67 shares of common stock, subject to adjustment in certain events. Shares are not redeemable by the Company prior to May 20, 1997. Beginning May 20, 1997, the Company may redeem each share of the preferred stock with the number of shares of common stock equal to the sum of (i) $32.373, declining to $31.875 until May 19, 1998, and (ii) all accrued and unpaid dividends divided by the current market price, but in no event less than 1.67 of a share of common stock. The Company has reserved 11.5 million shares of common stock for conversion of the preferred stock. Each share of preferred stock is entitled to 1.67 votes.

The Board of Directors of the Company has the authority to determine the principal rights, preferences and privileges of the remaining 1.65 million shares of authorized preferred stock, which will increase to 7.4 million shares after redemption of the preferred stock into common stock. Provisions could be included in the shares of preferred stock, such as extraordinary voting, dividend, redemption or conversion rights, which could discourage an unsolicited tender offer or takeover proposal. However, the Company has no plans to include such provisions.

NOTE I - INCOME TAXES
The components of the provision for income taxes are as follows (in thousands):

                                                 Fiscal Year Ended June 30,
                                   --------------------------------------------
                                         1996            1995          1994
  Federal income taxes - current         $110,831        $ 69,038      $61,375
  Federal income taxes - deferred          22,652          26,691       20,563
  State income taxes - current             10,065           7,448        5,278
                                         --------        --------      -------
                                         $143,548        $103,177      $87,216
                                         ========        ========      =======


The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes and extraordinary item due to the following (in thousands):


------------------------------------------------------------------------------
                                           Fiscal Year Ended June 30,
                                     -----------------------------------------
                                         1996           1995         1994
      Statutory rate applied to
        income before income taxes
        and extraordinary item        $136,599       $ 98,560      $83,353

      State income taxes, net of federal
        tax benefit                      6,542          4,841        3,431

      Amortization of intangibles and
        other                              407           (224)         432
                                      --------       --------      -------
                                      $143,548       $103,177      $87,216
                                      ========       ========      =======
-----------------------------------------------------------------------------

The tax rate for the 1996, 1995 and 1994 fiscal years reflect Litle as a Subchapter S corporation, which included no federal income taxes in its financial statements since its income was taxed at the shareholder level.

Temporary differences, which result in deferred income taxes, relate primarily to the differences which arise from recording certain transactions in different years for financial statement and federal income tax purposes. These transactions primarily include provision for possible credit losses, gains on securitization transactions, origination costs and incentive payments from data processors.

The Company made federal income tax payments of $91.5 million, $70.1 million and $53.1 million during fiscal 1996, 1995 and 1994, respectively. Subsequent to the initial public offering of its common stock, Paymentech will file a separate consolidated federal income tax return.

NOTE J - RETIREMENT BENEFITS
The Company has a noncontributory defined benefit retirement plan that provides retirement benefits for substantially all employees who meet certain service requirements. The Company's funding policy is to annually contribute the minimum amount required under the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to compensation to date, but also for compensation increases to be earned in the future. Each participant's cash balance account is credited with an amount equal to 4% of the participant's compensation plus interest. Each participant becomes fully vested in benefits under the plan after five years of employment. Prior to that time, no portion of a participant's benefits is vested. The plan's assets consist mainly of investments in mutual funds.

A summary of the components of the periodic pension expense follows (in thousands):

                                                 Fiscal Year Ended June 30,
                                   --------------------------------------------
                                       1996            1995           1994
  Service cost - benefits earned
   during the period                   $1,060          $674           $479
  Interest cost on projected
   benefit obligation                     322           239            200
  Actual return on plan assets           (551)         (414)            27
  Net amortization                        369           282           (159)
                                       ------          ----           ----
  Net periodic pension expense         $1,200          $781           $547
                                       ======          ====           ====


Assumptions used in the accounting for the plan were:

                                                 Fiscal Year Ended June 30,
                                   --------------------------------------------
                                       1996            1995           1994

  Discount rate                        8.0%            7.5%           8.5%
  Expected rate of increase in
   compensation levels                 5.0             5.0            6.0
  Expected long-term rate of
   return on assets                    8.5             8.5            8.5


The Company increased the discount rate assumption at June 30, 1996. This change in assumption will not have a material effect on the Company's consolidated financial statements for fiscal 1997.

The following sets forth the funded status and the amount recognized in the consolidated balance sheets for the Company's defined benefit retirement plan (in thousands):

                                                 Fiscal Year Ended June 30,
                                   --------------------------------------------
                                                       1996           1995
  Accumulated Benefits
  Actuarial present value of accumulated
   plan benefits:
   Vested                                             $ 2,987        $ 2,454
   Nonvested                                              775            750
                                                      -------        -------
     Total                                            $ 3,762        $ 3,204
                                                      =======        =======
  Pension Liability
  Projected benefit obligation for service
   rendered to date                                   $(4,907)       $(4,185)
  Fair value of net assets available for benefits       4,158          2,768
                                                      -------        -------
  Projected benefit obligation in excess
   of plan assets                                        (749)        (1,417)
  Unrecognized prior service cost                        (249)          (249)
  Unrecognized net loss                                   774          1,230
                                                      -------        -------
        Total                                           $(224)        $ (436)
                                                      =======        =======

The Company's First USA Retirement Savings Plan (the "Savings Plan") provides savings and investment opportunities. The Savings Plan stipulates that eligible employees with at least one year and 1,000 hours of service may elect to contribute to the Savings Plan. Pre-tax contributions up to 3% of an eligible employee's defined compensation are matched 50% by the Company. The consolidated statements of income include $576,000, $377,000 and $273,000 for contributions to the Savings Plan for fiscal 1996, 1995 and 1994, respectively.

NOTE K - STOCK OPTION, STOCK PURCHASE AND RESTRICTED STOCK PLANS At June 30, 1996, the Company had four stock option plans that provide for grants of nonqualified stock options to officers and key employees. All stock options have an exercise price equal to the market value of the Company's common stock on the date the option was granted and may not be exercised more than 10 years from the date of grant. In November 1991, the Company accelerated the vesting of the options granted pursuant to three of the plans to make each such option immediately exercisable and to grant no further options under the plans. As of June 30, 1996, 1995 and 1994, the amount of common shares available for future grants under the remaining plan is 9,216,760, 2,742,200 and 3,925,400 shares, respectively. The common shares available for future grant at June 30, 1996, reflect an increase of 9 million shares reserved for future issuance approved by the Company's stockholders in November 1995. In addition, the Company has an outside directors option plan (the "Director Plan"). Under the Director Plan, members of the Board of Directors of the Company who are not employees of the Company or its subsidiaries or affiliates, receive an option to purchase 20,000 shares of common stock at an option price equal to the fair market value of the common stock on the date of grant. The option is granted on the date the Director joins the Board. In November 1994, the Director Plan was amended to also provide for an annual grant of 5,000 shares after each annual stockholders' meeting. The options terminate 10 years from the date of grant. In addition, options terminate if not exercised within 90 days after the Director ceases to be a member of the Board. As of June 30, 1996 and 1995, 200,000 and 230,000 shares of common stock were available for future grant under the Director Plan, respectively.

Activity under the Company's stock option plans was as follows:

                                                                    Number
                          Number of         Option Price            of Shares
                          Shares            Per Share               Exercisable
  Outstanding
   June 30, 1994          7,114,024         $ 1.25 -  21.125
   Granted                1,382,000          15.75 -  20.00
   Exercised               (642,008)          1.25 -  17.69
   Forfeitures             (128,800)          2.375-  17.69
                          ---------         ----------------
  Outstanding
   June 30, 1995          7,725,216           1.25 -  21.125
   Granted                2,736,000          21.125-  27.875
   Exercised             (1,647,256)          1.25 -  21.125
   Forfeitures             (180,560)          2.375-  21.125
                          ---------         ----------------
  Outstanding
   June 30, 1996          8,633,400         $ 1.25 -  27.875        5,073,400
                          =========         ================        =========


The Company has also adopted the First USA, Inc. Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan provides a means for employees to purchase shares of the Company's common stock at 85% of the fair market value thereof. An aggregate of 400,000 shares of common stock have been authorized for issuance under the Purchase Plan. In June 30, 1996, 388,354 shares had been purchased under the Purchase Plan. The Company's Board of Directors intends to recommend to the Company's stockholders an increase in the number of shares authorized for issuance under the Purchase Plan to meet future demand.

In addition, the Company has adopted the First USA, Inc. 1994 Restricted Stock Plan (the "Restricted Stock Plan"). The Restricted Stock Plan authorizes the granting of awards in the form of restricted shares of the Company's common stock to key officers and employees subject to risks of forfeiture which may be eliminated over time based on performance criteria. A maximum of 2,000,000 shares of common stock has been reserved for issuance under the Restricted Stock Plan, subject to adjustment. At June 30, 1996, 695,000 shares had been awarded under the Restricted Stock Plan. The market value of restricted shares at the time of grant of approximately $15.5 million was recorded as deferred compensation and was netted against additional paid-in capital. Deferred compensation is being amortized over the five-year vesting period resulting in amortization expense of approximately $2.8 million and $1.0 million during fiscal 1996 and 1995, respectively.

NOTE L - COMMITMENTS AND CONTINGENCIES
The Company has an agreement with a third party to receive data processing and credit card transaction services. The agreement requires annual base charges and also provides for additional payments in future years based upon volume levels and cost savings realized by the Company.

The Company leases its office space and certain equipment under leases with remaining terms ranging up to 10 years. The office space leases contain renewal options and generally require the Company to pay certain operating expenses. Future minimum lease commitments under noncancelable operating leases as of June 30, 1996, are as follows (in thousands):

  1997                                             $ 16,373
  1998                                               16,430
  1999                                               15,119
  2000                                               14,056
  2001                                               13,892
  Thereafter                                         84,480
                                                   --------
                                                   $160,350
                                                   ========

The consolidated statements of income include rental expense for operating leases of $12.9 million, $8.0 million and $6.4 million for fiscal 1996, 1995 and 1994, respectively.

In the course of business, the Company is a defendant in various lawsuits. Management believes that the resolution of these lawsuits will not have a material adverse effect on the Company's financial condition.


NOTE M - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
At June 30, 1996 and 1995, the Company had interest rate swap agreements with notional amounts totaling $2.1 billion and $2.0 billion, respectively. The Company enters into interest rate swap agreements to convert fixed rate liabilities to floating rate liabilities as an efficient alternative to issuing floating rate funding sources. The Company does not hold or issue interest rate swap agreements for trading purposes. The Company is exposed to potential credit risk with interest rate swap agreements if the counterparty fails to perform. Credit risk is reduced in these instruments by entering into agreements with highly rated counterparties and by diversifying the exposure with any one counterparty. At June 30, 1996, there were no defaults under the counterparty agreements.

Under the terms of a certain interest rate swap agreement, each party may be required to pledge certain assets if the market value of the interest rate swap agreement exceeds an amount set forth in the agreement or in the event of a change in credit rating.

Under these agreements, the Company pays or receives the difference between the floating rate, generally three-month LIBOR, and the fixed rates as stated in the agreements. At June 30, 1996, the variable rate to be paid by the Company was 5.52% and the fixed rate to be received by the Company was 6.12%. Amounts due to the Company under these swap agreements were $12.5 million and $10.5 million at June 30, 1996 and 1995, respectively. As a result of the swap agreements, interest expense was reduced by $5.9 million, $4.7 million and $38.7 million for fiscal 1996, 1995 and 1994, respectively.

The following summarizes activity of interest rate swap agreements (in thousands):

                      Receive          Pay                           Estimated
                      Fixed Rate       Fixed Rate     Total          Fair Value

  Balance at
   June 30, 1993      $1,361,000       $100,000       $1,461,000
  Additions              625,000             --          625,000
  Maturities            (290,000)      (100,000)        (390,000)
                      ----------       --------       ----------
  Balance at
   June 30, 1994       1,696,000             --        1,696,000
  Additions              535,500             --          535,500
  Maturities            (253,000)            --         (253,000)
                      ----------       --------       ----------
  Balance at
   June 30, 1995       1,978,500             --        1,978,500
  Additions              720,000             --          720,000
  Maturities            (598,000)            --         (598,000)
                      ----------       --------       ----------
  Balance at
   June 30, 1996      $2,100,500       $     --       $2,100,500       $(8,372)
                      ==========       ========       ==========       =======


The notional amounts at June 30, 1996, by estimated maturity are as follows (in thousands):

  1997                                            $665,500
  1998                                             535,000
  1999                                             450,000
  2000                                                  --
  2001                                             300,000
  Thereafter                                       150,000
                                                ----------
                                                $2,100,500
                                                ==========

NOTE N - ASSET SECURITIZATION
The Company had outstanding securitizations of credit card loans of $15.2 billion and $10.1 billion at June 30, 1996 and 1995, respectively. During fiscal 1996, 1995 and 1994, the Company securitized credit card loans of $5.3 billion, $6.5 billion and $2.8 billion, respectively, which were offset by the scheduled amortization of previous credit card securitizations. Fiscal 1996 includes a $500 million securitization that represents funded credit enhancement for future securitization issues. These transactions have been recorded as sales and the Company recognized gains based upon the present value of the net interest income and credit card fees less estimated credit losses and servicing fees over the lives of the securitized loans.

Certain pools of credit card loans have been sold to a master trust, of which the master trust has sold participation interests in public and private offerings. The participations have remaining maturities averaging approximately
3.4 years, with respective fixed or floating coupon rates and ratings as a result of specific credit enhancement features. The providers of the credit enhancements have no recourse to the Company. The Company does not receive collateral from any party to the securitizations, nor does the Company have any risk of counterparty nonperformance.

In addition, First USA Bank maintains facilities which provide for the securitization of receivables on a revolving basis totaling $2.5 billion through the issuance of commercial paper ($1.0 billion) and a committed bank facility for introductory rate cards ($1.5 billion). The Company had securitized $193.3 million and $493.2 million of credit card loans through these facilities at June 30, 1996 and 1995, respectively.

NOTE O - FAIR VALUE OF FINANCIAL INSTRUMENTS
The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                         --------------------------------------------------------
                                                                               At June 30, 1996             At June 30, 1995
                                                                         --------------------------------------------------------
                                                                         Carrying                     Carrying
                                                                         Amount         Fair Value     Amount         Fair Value

  Financial assets:
   Cash and cash equivalents                                             $  392,704     $  392,704     $  236,778     $  236,778
   Investments                                                            2,903,091      2,875,309      2,205,523      2,208,499
   Credit card loans, net of allowance for possible credit losses         3,490,271      3,490,271      3,121,568      3,121,568
                                                                         ----------     ----------     ----------     ----------
     Total                                                               $6,786,066     $6,758,284     $5,563,869     $5,566,845
                                                                         ==========     ==========     ==========     ==========
  Financial liabilities:
   Bank notes and other borrowings                                       $3,356,506     $3,339,167     $2,183,299     $2,174,975
   Interest-bearing deposits                                              1,460,321      1,453,830      2,120,648      2,120,711
   Federal funds purchased                                                1,308,460      1,308,460        871,390        871,390
                                                                         ----------     ----------     ----------     ----------
     Total                                                                6,125,287      6,101,457      5,175,337      5,167,076
   Off-balance-sheet financial instruments:
Interest rate swaps, net (a)                                                     --          8,372             --         (4,511)
                                                                         ----------     ----------     ----------     ----------
Total including off-balance-sheet financial instruments                  $6,125,287     $6,109,829     $5,175,337     $5,162,565
                                                                         ==========     ==========     ==========     ==========


  (a) Notional amounts of $2.1 billion and $2.0 billion at June 30, 1996 and 1995, respectively.

The above values, in many cases, could not be realized in an immediate settlement of the financial instrument. In addition, certain financial instruments and all non-financial instruments are excluded. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents
-------------------------
Cash and cash equivalents are carried at an amount that approximates fair value.

Investments
-----------
Fair value is based on quoted market prices, dealer quotes or estimates using quoted market prices for similar securities.

Credit card loans
-----------------
Credit card loans are carried at an amount that approximates fair value since the Company's credit card loans are either variable rate or at fixed rates that are repriceable within 30 days notice to Cardmembers.

Bank notes and other borrowings
-------------------------------
The fair value of fixed-rate bank notes and subordinated debt is estimated using the rates currently offered for instruments of similar remaining maturities. The carrying amount for variable-rate instruments approximates their fair value. The carrying amount of other borrowings approximates fair value.

Interest-bearing deposits
-------------------------
The fair value of fixed-rate deposits is estimated using the rates currently offered for deposits of similar remaining maturities. The carrying amount for variable-rate deposits approximates their fair value.

Federal funds purchased
-----------------------
The carrying amount approximates fair value.

Interest rate swaps
-------------------
The fair value of interest rate swaps is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparty.

NOTE P - CONCENTRATION OF CREDIT RISK
The Company is active in originating credit card loans to customers throughout the United States. All loans are primarily made on an unsecured basis after reviewing each potential Cardmember's credit application and evaluating their financial history and ability to repay.

The geographic concentration of owned and serviced credit card loans was as follows (dollars in thousands):


                                             At June 30, 1996
                                      ---------------------------
                                       Credit Card
  State                                   Loans           Percent
  California                           $ 2,698,497         14.4%
  Texas                                  1,992,631         10.6
  New York                               1,506,811          8.0
  Florida                                1,296,225          6.9
  Illinois                                 806,092          4.3
  New Jersey                               743,756          4.0
  All Others                             9,683,813         51.8
                                       -----------        -----
                                       $18,727,825        100.0%
                                       ===========        =====

                                             At June 30, 1995
                                      ---------------------------
                                       Credit Card
  State                                   Loans           Percent
  California                           $ 1,687,065         12.7%
  Texas                                  1,640,196         12.3
  New York                               1,101,119          8.3
  Florida                                  867,633          6.5
  Illinois                                 630,012          4.7
  New Jersey                               602,493          4.5
  All Others                             6,758,934         51.0
                                       -----------        -----
                                       $13,287,452        100.0%
                                       ===========        =====


NOTE Q - OTHER OPERATING EXPENSE
The other expense component of other operating expense consists of the following (in thousands):

                                             Fiscal Year Ended June 30,
                                    -----------------------------------------
                                     1996            1995             1994
  Professional services and other    $140,998        $ 75,131         $22,854
  Credit card fraud losses             33,565          24,070          13,409
  Other                                29,752          30,525          35,683
                                     --------        --------        --------
                                     $204,315        $129,726        $ 71,946
                                     ========        ========        ========


NOTE R - PARENT COMPANY ONLY INFORMATION
The condensed financial statements of First USA, Inc., prepared on a parent company unconsolidated basis, are as follows (in thousands):

CONDENSED BALANCE SHEETS
-------------------------------------------------------------------------------
                                                          June 30,
                                             ----------------------------------
                                             1996                     1995
  Assets
   Cash and cash equivalents                 $    1,664               $  7,746
   Investment in subsidiary                   1,069,765                749,120
   Receivable from subsidiary                    18,999                    482
   Other assets                                  23,536                  7,625
                                             ----------               --------
                                             $1,113,964               $764,973
                                             ==========               ========
Liabilities and Stockholders' Equity
   Accrued expenses and other liabilities    $       84               $    158

   Stockholder's Equity
     6 1/4% mandatory convertible
      preferred stock                                58                     58
     Common stock                                 1,210                  1,174
     Additional paid-in capital                 568,840                440,929
     Retained earnings                          543,772                322,654
                                             ----------               --------
                                              1,113,880                764,815
                                             ----------               --------
                                             $1,113,964               $764,973
                                             ==========               ========


CONDENSED STATEMENTS OF INCOME
--------------------------------------------------------------------------------
                                                 Fiscal Year Ended June 30,
                                         ---------------------------------------
                                         1996            1995           1994
  Equity in earnings of subsidiary       $250,514        $180,317       $140,549
  Interest income                             114             221            462
  Other expense                             3,742           1,966            564
                                         --------        --------       --------
     Income before Income Taxes           246,886         178,572        140,447
  Provision for income taxes                  150             150            150
                                         --------        --------       --------
                       Net Income        $246,736        $178,422       $140,297
                                         ========        ========       ========


CONDENSED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                 Fiscal Year Ended June 30,
                                            -----------------------------------
                                            1996          1995        1994
  Operating Activities
   Net income                               $246,736      $178,422    $140,297
   Adjustments to reconcile net
     income to net cash used
     for operating activities:
      Equity in earnings of
        subsidiary                          (250,514)     (180,317)   (140,549)
      Other operating activities             (19,588)          718          88
                                            --------      --------     -------
           Net Cash Used for
           Operating Activities              (23,366)       (1,177)       (164)

  Investing Activities
   Capital contributions to
     First USA Financial, Inc.                    --            --    (219,000)
   Dividends received from
     subsidiary                               25,618        18,241       6,142
   Other investing activities                (12,259)           --          --
                                            --------      --------     -------
           Net Cash Provided by
      (Used for) Investing Activities         13,359        18,241    (212,858)

  Financing Activities
   Issuance of common stock, net              29,543         2,450      48,400
   Dividends paid to common
     stockholders                            (14,164)       (6,787)     (4,204)
   Dividends paid to preferred
     stockholders                            (11,454)      (11,454)     (2,132)
   Issuance of 6 1/4% mandatory
      convertible preferred stock                 --            --     177,402
                                            --------      --------     -------
           Net Cash Provided by
      (Used for) Financing Activities          3,925       (15,791)    219,466
                                            --------      --------     -------
     (Decrease) Increase in Cash and
            Cash Equivalents                  (6,082)        1,273       6,444
   Cash and cash equivalents at
     beginning of year                         7,746         6,473          29
                                            --------      --------     -------
        Cash and Cash Equivalents
              at End of Year                 $ 1,664       $ 7,746     $ 6,473
                                            ========      ========     =======

                        Report of Independent Auditors


Stockholders and Board of Directors
First USA, Inc.


We have audited the accompanying consolidated balance sheets of First USA, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1996 and the year ended June 30, 1994, as restated. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First USA, Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, and the year ended June 30, 1994, as restated, in conformity with generally accepted accounting principles.

As discussed in Note A, the Company has restated its financial statements to recognize gains on securitization transactions and expense certain costs to solicit new accounts.


                                          /s/ Ernst & Young LLP

Dallas, Texas
July 17, 1996, except for Notes D and A
as to which the dates are August 19, 1996 and April 22, 1997, respectively.

Quarterly Financial Information - Unaudited

First USA, Inc. and Subsidiaries
                                                                           ----------------------------------------------------
                                                                                                  Fiscal 1996
                                                                                                 (As Restated)
                                                                           ----------------------------------------------------
(In thousands, except per share data)                                       4th Quarter  3rd Quarter  2nd Quarter  1st Quarter
Interest income                                                               $122,823     $145,002     $132,561      $114,707
Interest expense                                                                93,284      103,647      103,967        91,041
Net interest income                                                             29,539       41,355       28,594        23,666
Provision for possible credit losses                                            23,546       25,704       19,672        21,231
Other operating income                                                         276,847      292,518      287,138       262,146
Amortization of intangibles                                                     14,128       14,080       13,925        13,773
Operating expenses                                                             192,471      160,630      177,559       174,800
Income before income taxes                                                      76,241      133,459      104,576        76,008
Net income                                                                    $ 47,775     $ 84,999     $ 66,158      $ 47,804
Net income per share                                                          $   0.35     $   0.63     $   0.50      $   0.36
Weighted average common and common equivalent shares outstanding               135,185      134,130      133,295       132,749

                                                                           ----------------------------------------------------
                                                                                                  Fiscal 1995
                                                                                                 (As Restated)
                                                                           ----------------------------------------------------
(In thousands, except per share data)                                       4th Quarter  3rd Quarter  2nd Quarter  1st Quarter
Interest income                                                               $106,104     $111,036     $101,708      $108,877
Interest expense                                                                84,948       85,330       71,463        63,807
Net interest income                                                             21,156       25,706       30,245        45,070
Provision for possible credit losses                                            14,938       12,798       13,881        13,042
Other operating income                                                         202,342      212,261      194,446       155,285
Amortization of intangibles                                                     13,685       13,667       13,694        13,702
Operating expenses                                                             162,655      130,475      110,463        91,912
Income before income taxes                                                      32,220       81,027       86,653        81,699
Net income                                                                    $ 19,631     $ 51,618     $ 55,031      $ 52,142
Net income per share                                                          $   0.15     $   0.39     $   0.43      $   0.41
Weighted average common and common equivalent shares outstanding               132,249      131,627      121,756       121,593

Quarterly income per share amounts are computed on the basis of the weighted average number of shares outstanding for each quarter. Changes between quarters in the number of shares outstanding result in the annual computation differing from the aggregate of the quarterly amounts.

Beginning with the third quarter of fiscal 1995, weighted average common and common equivalent shares outstanding assume conversion of the Company's 5.75 million shares of mandatory convertible preferred stock that are currently convertible into 9.58 million shares of common stock.

As described in Note A to the Company's consolidated financial statements, the above unaudited quarterly financial information has been restated to reflect the recognition of gains on the securitization of credit card loans and to expense certain costs to solicit new accounts in the period they were incurred. The effects of such restatements on the Company's quarterly financial information are included in the following table. The "as previously reported" information includes certain reclassifications to conform to the Company's current style of presentation.

                                           -----------------------------------------------------------
                                                                   Fiscal 1996
                                           -----------------------------------------------------------
(In thousands, except per share data)       4th Quarter     3rd Quarter     2nd Quarter     1st Quarter
Other operating income as previously
 reported                                     $297,929         $270,774       $252,381         $225,740
Adjustment                                     (21,082)          21,744         34,757           36,406
                                             ---------        ---------      ---------        ---------
Other operating income as restated            $276,847         $292,518       $287,138         $262,146
                                             =========        =========      =========        =========

Other operating expenses as previously
 reported                                     $181,201         $171,024       $153,943         $127,467
Adjustment                                      11,270          (10,394)        23,616           47,333
                                             ---------        ---------      ---------        ---------
Other operating expenses as restated          $192,471         $160,630       $177,559         $174,800
                                             =========        =========      =========        =========

Net income as previously reported             $ 68,767         $ 64,145       $ 58,929         $ 54,895
Adjustment                                     (20,992)          20,854          7,229           (7,091)
                                             ---------        ---------      ---------        ---------
Net income as restated                        $ 47,775         $ 84,999       $ 66,158         $ 47,804
                                             =========        =========      =========        =========

Net income per share as previously
 reported                                     $   0.51         $   0.48       $   0.44         $   0.41
Adjustment                                       (0.16)            0.15           0.06            (0.05)
                                             ---------        ---------      ---------        ---------
Net income per share as restated              $   0.35         $   0.63       $   0.50         $   0.36
                                             =========        =========      =========        =========
                                            -----------------------------------------------------------
                                                                   Fiscal 1995
                                            -----------------------------------------------------------
(In thousands, except per share data)       4th Quarter     3rd Quarter     2nd Quarter     1st Quarter
Other operating income as previously
 reported                                     $201,561         $182,135       $170,544         $132,422
Adjustment                                         781           30,126         23,902           22,863
                                             ---------        ---------      ---------        ---------
Other operating income as restated            $202,342         $212,261       $194,446         $155,285
                                             =========        =========      =========        =========

Other operating expenses as previously
 reported                                     $114,118         $105,889       $105,914         $ 91,912
Adjustment                                      48,537           24,586          4,549               --
                                             ---------        ---------      ---------        ---------
Other operating expenses as restated          $162,655         $130,475       $110,463         $ 91,912
                                             =========        =========      =========        =========

Net income as previously reported             $ 50,710         $ 48,013       $ 42,436         $ 37,263
Adjustment                                     (31,079)           3,605         12,595           14,879
                                             ---------        ---------      ---------        ---------
Net income as restated                        $ 19,631         $ 51,618       $ 55,031         $ 52,142
                                             =========        =========      =========        =========

Net income per share as previously
 reported                                     $   0.38         $   0.36       $   0.33         $   0.28
Adjustment                                       (0.23)            0.03           0.10             0.13
                                             ---------        ---------      ---------        ---------
Net income per share as restated              $   0.15         $   0.39       $   0.43         $   0.41
                                             =========        =========      =========        =========

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

   a. (1) The following consolidated financial statement schedule of First USA, Inc. and its subsidiaries is included in Item 14(d):

   No financial statement schedules are required to be filed.

      (2) Listing of Exhibits
The following exhibits are incorporated by reference or filed herewith:

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

11*               Computation of Net Income per Share.

21 Subsidiaries of the Registrant, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated by reference herein.

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

                                    FIRST USA, INC.

Dated: April 24, 1997               By: /s/ John C. Tolleson
                                       _______________________________________
                                       John C. Tolleson
                                       Chairman of the Board and
                                       Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 24, 1997.

     SIGNATURE                              TITLE
     ---------                              -----

/s/ John C. Tolleson         Chairman of the Board and Chief Executive Officer
-----------------------      (Principal Executive Officer)
   John C. Tolleson


/s/ Richard W. Vague         President and Director
-----------------------
   Richard W. Vague


/s/ Jack M. Antonini         Vice Chairman and Chief Financial Officer
-----------------------      (Principal Financial and Accounting Officer)
   Jack M. Antonini


/s/ Gerald S. Armstrong      Director
-----------------------
  Gerald S. Armstrong


/s/ Gene H. Bishop           Director
-----------------------
   Gene H. Bishop


/s/ Charles T. Russell       Director
-----------------------
   Charles T. Russell


/s/ Rupinder S. Sidhu        Director
-----------------------
   Rupinder S. Sidhu


/s/ Roger T. Staubach        Director
-----------------------
   Roger T. Staubach


/s/ Carl H. Westcott         Director
-----------------------
   Carl H. Westcott

                                 EXHIBIT INDEX
                                 -------------

Exhibit Number    Description                                                        Page No.
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

11*               Computation of Net Income per Share.

21 Subsidiaries of the Registrant, filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  June 30, 1996 and incorporated by reference herein.

23*               Consent of Independent Auditors.

27*               Financial Data Schedule

____________________
*    Filed herewith