Form 10-Q/A
period 1996-09-30
FIRST USA INC
filed 1997-04-24
CIK 883172

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                                Amendment No.1


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
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X        No
                                        -------        -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                            Outstanding at September 30, 1996
--------------------------------------        ---------------------------------
Common Stock, $.01 par value                          121,817,590 shares*
6 1/4% Mandatory Convertible Preferred
     Stock, $.01 par value                             5,750,000 shares



* As adjusted to reflect the 100% common stock dividend paid by the Company on November 12, 1996.

                               EXPLANATORY NOTE


As described in Note A to the Company's consolidated financial statements, the Company has restated its financial statements to properly reflect the two items described below. The restatement did not affect the Company's net cash flows, liquidity or regulatory capital compliance, nor did the restatement have an effect on the Company's fiscal year 1996 and 1995 net income. The restatement did however have an effect on previously reported quarterly results for the 1996 and 1995 fiscal years.

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

These changes had no material effect on net income for the three months ended September 30, 1996 and decreased net income by $7.1 million, or $0.05 per share for the three months ended September 30, 1995.

This Amendment No.1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended September 30, 1996 contains restated financial statements (Item 1) and management's discussion and analysis of financial condition and results of operations (Item 2) resulting from the above accounting changes. In addition, earnings per share, dividends per share and outstanding share data in Items 1 and 2 has been restated to reflect the November 1996 two-for-one split of the Company's common stock paid in the form of a 100% stock dividend. Each of the items included herein has been restated in full.

                                FIRST USA, INC.

                           FORM 10-Q/A QUARTERLY REPORT

                                Amendment No.1

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

           P A R T   I.   F I N A N C I A L   I N F O R M A T I O N

                        FIRST USA, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      September 30,     June 30,
                                                                           1996           1996
                                                                      ------------    -----------
                                                                       (Unaudited)
ASSETS
    Cash and due from banks                                            $   127,463    $   254,553
    Short-term investments                                                 105,097         40,701
    Federal funds sold                                                     159,000         97,450
                                                                       -----------    -----------
       Cash and cash equivalents                                           391,560        392,704
    Investments, at cost (market value of $3,174,032 and $2,875,309
      at September 30, 1996 and June 30, 1996, respectively)             3,197,142      2,903,091
    Loans                                                                3,903,464      3,564,434
       Allowance for possible credit losses                                (76,617)       (74,163)
                                                                       -----------    -----------
          Net loans                                                      3,826,847      3,490,271
    Premises and equipment, net                                            136,015        116,666
    Accrued interest receivable                                             55,702         51,558
    Due from securitizations                                               233,923        182,462
    Customer base intangible, net                                           56,691         70,008
    Purchased merchant portfolios and goodwill, net                        298,743         88,894
    Other assets                                                           472,103        412,847
                                                                       -----------    -----------
                                                                       $ 8,668,726    $ 7,708,501
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Bank notes and other borrowings                                    $ 3,978,696    $ 3,356,506
    Interest-bearing deposits                                            1,429,566      1,460,321
    Federal funds purchased                                              1,359,685      1,308,460
    Accrued interest payable                                                50,328         60,246
    Accrued expenses and other liabilities                                 617,715        355,943
    Minority interest                                                       52,401         53,145
                                                                       -----------    -----------
                                                                         7,488,391      6,594,621
                                                                       -----------    -----------

    Stockholders' equity
       6 1/4%  mandatory convertible preferred stock, $.01 par value            58             58
       Common stock, $.01 par value                                          1,218          1,210
       Additional paid-in capital                                          579,564        568,840
       Retained earnings                                                   599,495        543,772
                                                                       -----------    -----------
                                                                         1,180,335      1,113,880
                                                                       -----------    -----------
                                                                       $ 8,668,726    $ 7,708,501
                                                                       ===========    ===========




See Notes to Interim Condensed Consolidated Financial Statements.

                        FIRST USA, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          Three Months Ended
                                                                              September 30,
                                                                       -------------------------
                                                                           1996          1995
                                                                                     As Restated
                                                                       -----------   -----------
INTEREST INCOME
   Loans                                                               $    87,829   $    72,008
   Investments                                                              50,370        40,406
   Federal funds sold                                                        1,959         2,293
                                                                       -----------   -----------
     Total Interest Income                                                 140,158       114,707

INTEREST EXPENSE
   Bank notes and other borrowings                                          55,052        43,234
   Deposits                                                                 20,763        32,692
   Federal funds purchased                                                  20,113        15,115
                                                                       -----------   -----------
     Total Interest Expense                                                 95,928        91,041
                                                                       -----------   -----------
                                                 NET INTEREST INCOME        44,230        23,666
PROVISION FOR POSSIBLE CREDIT LOSSES                                        29,627        21,231
                                                                       -----------   -----------
                                 NET INTEREST INCOME AFTER PROVISION

                                          FOR POSSIBLE CREDIT LOSSES        14,603         2,435

OTHER OPERATING INCOME
   Securitization income                                                   253,872       232,127
   Interchange income                                                       11,532         3,318
   Fee income                                                                6,448         6,481
   Other                                                                    44,157        20,220
                                                                       -----------   -----------
     Total Other Operating Income                                          316,009       262,146

OTHER OPERATING EXPENSE
   Postage, shipping, stationery and supplies                               49,947        59,760
   Salaries and employee benefits                                           50,516        31,244
   Data processing and communications                                       34,551        23,749
   Occupancy and equipment                                                  15,775         9,986
   Amortization of intangibles                                              15,151        13,773
   Other                                                                    64,174        50,061
                                                                       -----------   -----------
     Total Other Operating Expense                                         230,114       188,573
                                                                       -----------   -----------

                                          INCOME BEFORE INCOME TAXES       100,498        76,008
PROVISION FOR INCOME TAXES                                                  36,442        28,204
                                                                       -----------   -----------
                                                          NET INCOME   $    64,056   $    47,804
                                                                       ===========   ===========

Net income per share                                                   $      0.47   $      0.36
                                                                       ===========   ===========

Weighted average common and common
   equivalent shares outstanding                                       135,523,634   132,749,286
                                                                       ===========   ===========

Cash dividends paid per common share                                   $     0.045   $      0.03
                                                                       ===========   ===========

Cash dividends paid per preferred share                                $     0.498   $     0.498
                                                                       ===========   ===========

See Notes to Interim Condensed Consolidated Financial Statements

                        FIRST USA, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                                Three Months Ended
                                                                                                    September 30,
                                                                                             --------------------------
                                                                                                 1996          1995
                                                                                             -----------    -----------
OPERATING ACTIVITIES
   Net income                                                                                $    64,056    $    47,804
   Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for possible credit losses                                                        29,627         21,231
      Provision for depreciation and amortization                                                 32,392         25,602
      Gains on securitization transactions, net of amortization                                   (2,445)       (36,406)
      Changes in operating assets and liabilities:
        Accrued interest receivable                                                               (4,144)         3,450
        Accrued interest payable                                                                  (9,918)       (15,828)
        Accrued expenses and other liabilities                                                   149,495          2,254
      Other operating activities                                                                 (89,792)       107,588
                                                                                             -----------    -----------

                                                 NET CASH PROVIDED BY OPERATING ACTIVITIES       169,271        155,695

INVESTING ACTIVITIES
   Proceeds from maturities of investments                                                       219,625        132,310
   Purchases of investments                                                                     (516,728)      (315,328)
   Net increase in loans, excluding acquisitions and sales                                    (1,431,113)    (1,753,621)
   Proceeds from sales of loans                                                                1,062,434      1,627,288
   Purchases of merchant portfolios, processing services and other acquisitions                 (188,118)       (36,274)
   Purchases of premises and equipment                                                           (28,000)       (15,495)
   Other investing activities                                                                         52        (10,688)
                                                                                             -----------    -----------

                                                    NET CASH USED FOR INVESTING ACTIVITIES      (881,848)      (371,808)

FINANCING ACTIVITIES
   Dividends paid to common stockholders                                                          (5,469)        (3,424)
   Dividends paid to preferred stockholders                                                       (2,864)        (2,864)
   Issuance of common stock, net                                                                   5,234          1,806
   Net payments to trustees relating to securitizations                                           (4,016)      (131,290)
   Net increase in bank notes and other borrowings                                               698,078        534,021
   Net decrease in interest-bearing deposits                                                     (30,755)      (238,677)
   Net increase in federal funds purchased                                                        51,225        190,370
                                                                                             -----------    -----------

                                                 NET CASH PROVIDED BY FINANCING ACTIVITIES       711,433        349,942
                                                                                             -----------    -----------

                                          (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (1,144)       133,829
Cash and cash equivalents at beginning of period                                                 392,704        236,778
                                                                                             -----------    -----------

                                                CASH AND CASH EQUIVALENTS AT END OF PERIOD   $   391,560    $   370,607
                                                                                             ===========    ===========


See Notes to Interim Condensed Consolidated Financial Statements

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements of First USA, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

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

  The Company has restated its financial statements to properly reflect the two items described below. The restatement did not affect the Company's net cash flows, liquidity or regulatory capital compliance, nor did the restatement have an effect on the Company's fiscal year 1996 and 1995 net income. The restatement did however have an effect on previously reported quarterly results for the 1996 fiscal year.

  The Company has previously not recorded gains on securitization transactions consistent with the Company's belief and common industry assumption that such gains would not be significant due to the relatively short life of the outstanding balances and the narrow spread between the account yield and the sum of the cost of servicing these accounts and investor yield on the securitizations. As a result of a more detailed analysis of gains on all securitizations of credit card receivable balances in connection with the preparation of the adoption of Statement of Financial Accounting Standards No. 125, which is effective January 1, 1997, the Company has restated its financial statements to recognize gains in those periods where the gains were significant.


  In addition, the Company has been deferring the costs to solicit new accounts. These costs were deferred and matched with the future revenues from these new accounts over a twelve-month period. The average life of these new accounts, including all annual renewals, is expected to be seven years. During the course of a review of the Company's accounting policies in connection with the Company's pending merger with Banc One, the Company learned that, while its deferred costs were paid to independent third parties, these costs were not eligible for deferral and that its accounting policy regarding such solicitation costs did not conform with the accounting policy of Banc One. As a result, the Company has restated its financial statements to expense these costs in the period such costs were incurred.




  These changes had no material effect on net income for the three months ended September 30, 1996 and decreased net income by $7.1 million, or $0.05 per share for the three months ended September 30, 1995.


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

NOTE F - NET INCOME PER SHARE
  Net income per share is calculated as follows:

                                                          Three Months Ended
                                                             September 30,
                                                      --------------------------
                                                         1996            1995
                                                     -----------     -----------
                                              (Dollars in thousands, except per share data)
Net income                                           $    64,056     $    47,804
                                                     ===========     ===========

Average common shares outstanding                    121,478,312     117,894,384
Common stock equivalents:
   Stock options                                       4,462,372       5,271,952
   Mandatory convertible preferred stock               9,582,950       9,582,950
                                                     -----------     -----------
Weighted average common and common
   equivalent shares outstanding                     135,523,634     132,749,286
                                                     ===========     ===========

Net income per share                                 $      0.47     $      0.36
                                                     ===========     ===========


                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unuadited)


NOTE G - SUBSEQUENT EVENTS


   In December 1996, Paymentech completed a public offering pursuant to which the Company and Paymentech sold 4.4 million and 3.1 million shares of Paymentech common stock, respectively, for $34 per share. As a result of the offerings, the Company's ownership in Paymentech was reduced from 77% to 57%.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL
  The Company is one of the nation's largest providers of Visa and MasterCard services through its principal operating subsidiaries, First USA Bank and First USA Paymentech, Inc. ("Paymentech"). First USA Bank is an issuer of Visa and MasterCard credit cards with approximately 15.1 million credit cards issued and $19.8 billion in managed credit card loans outstanding at September 30, 1996. First USA Bank's profitability is affected by loan growth, interest rate spread, Cardmember usage, credit quality and marketing expenses. Paymentech, through its wholly owned subsidiaries, is the third largest payment processor of bankcard transactions in the United States, according to published industry sources, with approximately $30.9 billion in sales volume processed and approximately 574.2 million bankcard transactions for the fiscal year ended June 30, 1996. In addition, Paymentech markets and issues to businesses and other entities commercial cards that facilitate business-to-business payment procedures and reporting, replacing traditional direct payment methods.

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

RESULTS OF OPERATIONS

  Net income for the quarter ended September 30, 1996, was $64.1 million, or $0.47 per share. Included in net income for the quarter ended September 30, 1996 is a one-time merger, integration and impairment charge of $15.5 million, recorded by Paymentech, related to the acquisition of GENSAR Holdings, Inc. This one-time charge reduced net income by $7.4 million, or $0.06 per share. Income, excluding the one-time charge, was $71.5 million, or $0.53 per share, compared with net income of $47.8 million, or $0.36 per share, for the quarter ended September 30, 1995. The increase in operating results is attributable to the 35.8% growth of average managed loans from $14.1 billion to $19.1 billion, increased credit card charge volume, an increase in managed loan yield, a decrease in cost of funds, an increase in gains recorded on securitization transactions and increased payment processing volume. These increases were partially offset by increased net credit losses and an increase in certain costs incurred to solicit new accounts.

  On-balance-sheet loans increased from $3.3 billion at September 30, 1995 to $3.9 billion as of September 30, 1996, which reflects the results of the Company's direct solicitations, partially offset by the Company's completion of securitizations of $5.2 billion.

MANAGED PORTFOLIO REPORTING AND ANALYSIS

  It is management's practice to analyze its financial performance on a "managed" portfolio basis, in addition to analyzing information as reported under generally accepted accounting principles. The effect of securitizing loans is to remove these loans from the balance sheet and to record a gain based upon the present value of net interest income and credit card fees less estimated credit losses over the lives of the securitized loans. Managed loan statistics include loans sold in securitization transactions and the Company's on-balance-sheet loan portfolio. The Company's consolidated statements of income and balance sheets are adjusted to eliminate the effect of securitizing loans to analyze the data on a "managed" portfolio basis.

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


                                                  Three Months Ended September 30,
                                        -------------------------------------------------------
                                                  1996                         1995
                                        ------------------------     --------------------------
                                       As Reported      Managed      As Reported      Managed
                                       -----------    -----------    -----------    -----------
                                                        (Dollars in Thousands)


Income Statement Statistics:
---------------------------
Net interest income                    $    44,230    $   391,153    $    23,666    $   229,109

Other operating income:
  Securitization income                    253,872          --           232,127         --
  Interchange income                        11,532         56,848          3,318         43,448
  Fee income                                 6,448         53,324          6,481         38,798
  Other                                     44,157         44,157         20,220         20,220
                                       -----------    -----------    -----------    -----------
    Total other operating income           316,009        154,329        262,146        102,466

Provision for possible credit losses        29,627        217,315         21,231        103,400
                                       -----------    -----------    -----------    -----------
Net revenue after provision for
  possible credit losses               $   330,612    $   328,167    $   264,581    $   228,175
                                       ===========    ===========    ===========    ===========

Balance Sheet and Other Statistics:
----------------------------------
Average loans                          $ 3,783,819    $19,141,915    $ 3,372,780    $14,099,158
End of period loans                      3,903,464     19,929,764      3,303,924     15,034,832
Securitizations                               --       16,026,300           --       11,730,908
Loan yield                                    9.28%         13.87%          8.54%         12.69%
Cost of funds                                 5.84           5.89           6.38           6.31
Delinquency rate                              3.35           5.03           2.55           3.29
Net credit loss rate                          2.87           4.49           2.28           2.88


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

                                                                    Three Months Ended September 30,
                                         ---------------------------------------------------------------------------------------
                                                           1996                                              1995
                                         -------------------------------------        -------------------------------------------
                                           Average        Average                       Average          Average
                                           Balance         Rate       Interest          Balance           Rate         Interest
                                         -------------   -------     ---------        -----------        -------       --------
                                                                        (Dollars in Thousands)
ASSETS
Earning assets
    Cash equivalents                     $     101,967     7.07%      $   1,817       $     59,202          9.64%      $   1,438
    Federal funds sold                         143,050     5.43           1,959            153,943          5.91           2,293
    Investments                              2,963,192     6.55          48,553          2,307,608          6.76          38,968
    Loans                                    3,783,819     9.28          87,829          3,372,780          8.54          72,008
                                          ------------    -----        --------       ------------         -----       ---------
       Total earning assets                  6,992,028     8.02%       $140,158          5,893,533          7.79%      $ 114,707

Other assets                                 1,191,319                                     933,562
                                          ------------                                ------------
       Total assets                       $  8,183,347                                $  6,827,095
                                          ============                                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
    Bank notes and other borrowings       $  3,640,018     6.00%      $  55,052       $  2,669,317          6.43%      $  43,234
    Interest-bearing deposits                1,416,847     5.81          20,763          1,985,475          6.53          32,692
    Federal funds purchased                  1,457,526     5.47          20,113          1,006,645          5.96          15,115
                                          ------------    -----        --------       ------------         -----       ---------
       Total interest-bearing
          liabilities                        6,514,391     5.84%      $  95,928          5,661,437          6.38%      $   91,041
Other liabilities                              527,513                                     380,841
                                          ------------                                ------------
       Total liabilities                     7,041,904                                  6,042,278

Stockholders' equity                         1,141,443                                    784,817
                                          ------------                                ------------
       Total liabilities and
            stockholders' equity          $  8,183,347                                $ 6,827,095
                                          ============                                ===========

                                                          -----       ---------                            -----       ---------
Net interest margin and net
    interest income (a)                                    2.53%      $   44,230                            1.61%      $   23,666
                                                          ======      ==========                           =====       ==========
Interest rate spread (b)                                   2.18%                                            1.41%
                                                          ======                                           ======

OFF-BALANCE-SHEET TRANSACTIONS
    Average securitized credit card loans  $15,358,096    15.00%      $ 575,809       $10,726,378          13.99%      $ 375,174
    Securitized loans cost of funds         15,358,096     5.91         228,886        10,726,378           6.28         169,731
                                                          -----        --------                            -----       ---------
       Securitized loans net interest
          rate spread                                      9.09%      $ 346,923                             7.71%      $ 205,443
                                                          ======      =========                            ======      =========

INCLUDING SECURITIZED
CREDIT CARD LOANS
    Total earning assets                   $22,350,124    12.81%      $ 715,967       $16,619,911          11.79%      $ 489,881
    Interest-bearing liabilities            21,872,487     5.89         324,814        16,387,815           6.31         260,772
                                                          -----        --------                            -----       ---------
    Net interest margin and net interest
        income (a)                                         7.00%      $ 391,153                             5.51%      $  229,109
                                                          ======      =========                            ======      ==========
    Interest rate spread (b)                               6.92%                                            5.48%
                                                          ======                                           ======

------------------------
(a) Net interest margin is computed by dividing net interest income by average total earning assets.
(b) Interest rate spread is the average earning assets rate minus the average interest-bearing liabilities rate.

OTHER OPERATING INCOME

  Other operating income was $316.0 million for the three months ended September 30, 1996 compared with $262.1 million for the three months ended September 30, 1995. The three months ended September 30, 1996 included a $21.7 million increase in securitization income, due to gains associated with the 43.2% increase in average securitized loans, partially offset by a slight reduction in the net interest rate spread used to calculate gains on the securitized loans, and a $23.9 million increase in other operating income resulting primarily from increased payment processing volume.

OTHER OPERATING EXPENSES

  Other operating expenses, excluding amortization of intangibles, increased 23.0% to $215.0 million for the three months ended September 30, 1996, versus $174.8 million for the three months ended September 30, 1995. Data processing and communications increased $10.8 million due primarily to increased marketing costs associated with loan solicitations and increased accounts, transaction volumes and balances, resulting primarily from the 35.8% increase in average managed loans. Other expenses increased $14.1 million due primarily to the Paymentech one-time charge. These increases were offset by a decrease in postage, shipping, stationery and supplies due to the high level of mail solicitations which occurred during the quarter ended September 30, 1995. Salaries and employee benefits increased $19.3 million primarily due to the increase in number of employees. Occupancy and equipment expenses increased $5.8 million primarily due to facility expansions.

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

  The balance sheet also includes purchased merchant portfolios and goodwill, resulting primarily from acquisitions by Paymentech. Purchased merchant portfolios and goodwill increased from $88.9 million at June 30, 1996 to $298.7 million at September 30, 1996, due primarily to the acquisition of GENSAR Holdings, Inc. ("GENSAR") during the three months ended September 30, 1996.

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

  In December 1996, Paymentech completed a public offering pursuant to which the Company and Paymentech sold 4.4 million and 3.1 million shares of Paymentech common stock, respectively, for $34 per share. As a result of the offerings, the Company's ownership in Paymentech was reduced from 77% to 57%.

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

FUNDING AND LIQUIDITY

  Traditional asset liquidity is provided by cash, cash equivalents and investments. These items represented 41.4%, 42.8%, and 40.0% of the Company's assets as of September 30, 1996, June 30, 1996, and September 30, 1995, respectively.

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
                                  ==========       ======       ====

CAPITAL ADEQUACY

  The Company's stockholders' equity increased to $1.2 billion at September
30, 1996, compared with $1.1 billion at June 30, 1996, primarily as a result of retained earnings. The Company's tangible equity decreased to $824.9 billion at September 30, 1996, from $955.0 million at June 30, 1996 due primarily to the addition of intangible assets of approximately $210 million as a result of Paymentech's acquisitions.

  First USA Bank's stockholder's equity increased from $908.0 million at June 30, 1996 to $969.0 million at September 30, 1996, primarily as a result of retained earnings, partially offset by dividends paid to the Company. First USA Bank is subject to the capital adequacy guidelines adopted by the Federal Deposit Insurance Corporation. At September 30, 1996, First USA Bank's risk-based total capital ratio was 25.21%, its tier 1 capital ratio was 20.64%, and its leverage ratio was 12.19%. At September 30, 1996, First USA Bank met the requirements of a "well capitalized" institution.

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

                                                       Three Months Ended
                                                         September 30,
                                                       -------------------
                                                         1996       1995
                                                        ------     ------
First USA, Inc.
   Return on assets (a)                                   3.50%      2.80%
   Return on stockholders' equity (a)                    25.06      24.36
   Average stockholders' equity to average assets        13.95      11.50

First USA Bank
   Return on assets                                        4.11%     3.29%
   Return on stockholder's equity                         34.04     33.50
   Average stockholder's equity to average assets         12.07      9.83
   Net interest margin                                     2.43      1.58
   Net interest margin (managed)                           7.00      5.51


(a) Excludes the Paymentech one-time merger, integration and impairment charge of $15.5 million primarily related to the acquisition of GENSAR. This one-time charge reduced the Company's net income by $7.4 million or $0.06 per share.

PART II. OTHER INFORMATION

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

  10.11.4       Fourth Amendment to the 1991 Stock Option
                Plan, effective October 16, 1996, filed as
                Exhibit 10.11.4 to the Company's Quarterly
                Report on Form 10-Q for the Fiscal Quarter
                ended September 30, 1996 and incorporated
                by reference herein.
  10.16.26      Series 1996-4 Supplement, dated as of
                August 6, 1996 between First USA Bank
                and The Bank of New York (Delaware), as
                trustee, with respect to the First USA
                Credit Card Master Trust, Floating Rate
                Asset Backed Certificates, Series
                1996-4, filed as Exhibit 99 to the
                Company's Current Report on Form 8-K,
                filed on August 21, 1996 and
                incorporated by reference herein.
  11*           Computation of Net Income per Share.
  27*           Financial Data Schedule

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


  Date:     April 24, 1997


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

                               INDEX OF EXHIBITS
                               -----------------


                                                                   Sequentially
Exhibit Number                 Description of Exhibit              Numbered Page
--------------                 ----------------------              -------------

11                           Computation of Net Income Per Share.
27                           Financial Data Schedule.