Form 10-Q/A
period 1996-12-31
FIRST USA INC
filed 1997-04-24
CIK 883172

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 1


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

These changes had no material effect on net income for the six months ended December 31, 1995, and the three and six months ended December 31, 1996. The effect of these changes on the three months ended December 31, 1995 was to increase net income by $7.2 million, or $0.06 per share.

This Amendment No.1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended December 31, 1996 contains restated financial statements (Item 1) and management's discussion and analysis of financial condition and results of operations (Item 2) resulting from the above changes. Each of the items included herein has been restated in full.

                                FIRST USA, INC.

                         FORM 10-Q/A QUARTERLY REPORT

                                Amendment No. 1

                               Table of Contents
                               -----------------




PART I.                                   FINANCIAL INFORMATION                           Page
                                                                                          ----


     Item 1.   Financial Statements.

               Condensed Consolidated Balance Sheets -
               December 31, 1996 (Unaudited) and June 30, 1996..........................   3

               Condensed Consolidated Statements of Income (Unaudited) -
               Three and Six Months Ended December 31, 1996 and 1995....................   4

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
               Six Months Ended December 31, 1996 and 1995..............................   5

               Notes to Interim Condensed Consolidated Financial
               Statements (Unaudited)...................................................   6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations............................  10



PART II.                                    OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

               Index of Exhibits........................................................  24
               Reports on Form 8-K......................................................  26

     Signatures  .......................................................................  27

          P A R T   I.     F I N A N C I A L    I N F O R M A T I O N


                       FIRST USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                                             December 31,       June 30,
                                                                                1996             1996
                                                                           --------------    --------------
                                                                            (Unaudited)       (See Note A)
ASSETS
 Cash and due from banks                                                   $    173,626      $    254,553
 Short-term investments                                                           2,473            40,701
 Federal funds sold                                                             330,200            97,450
                                                                           --------------    --------------
   Cash and cash equivalents                                                    506,299           392,704
 Investments, at cost (market value of $3,611,310 and $2,875,309
   at December 31, 1996 and June 30, 1996, respectively)                      3,608,418         2,903,091
 Loans                                                                        5,195,859         3,564,434
   Allowance for possible credit losses                                        (122,587)          (74,163)
                                                                           --------------    --------------
     Net loans                                                                5,073,272         3,490,271
 Premises and equipment, net                                                    113,322           116,666
 Accrued interest receivable                                                     72,845            51,558
 Due from securitizations                                                       186,736           182,462
 Customer base intangible, net                                                   42,830            70,008
 Other assets                                                                   674,857           501,741
                                                                           --------------    --------------
                                                                           $  10,278,579      $ 7,708,501
                                                                           ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Bank notes and other borrowings                                           $  5,121,683      $  3,356,506
 Interest-bearing deposits                                                    1,705,124         1,460,321
 Federal funds purchased                                                      1,536,450         1,308,460
 Accrued interest payable                                                        68,926            60,246
 Accrued expenses and other liabilities                                         368,046           409,088
                                                                           --------------    --------------
                                                                              8,800,229         6,594,621
                                                                           --------------    --------------
 Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely subordinated
   debentures of the Company                                                    200,000                 -

 Stockholders' equity
   6 1/4%  mandatory convertible preferred stock, $.01 par value                     58                58
   Common stock, $.01 par value                                                   1,231             1,210
   Additional paid-in capital                                                   608,629           568,840
   Retained earnings                                                            668,432           543,772
                                                                           --------------    --------------
                                                                              1,278,350         1,113,880
                                                                           --------------    --------------
                                                                           $ 10,278,579      $  7,708,501
                                                                           ==============    ==============

See Notes to Interim Condensed Consolidated Financial Statements.

                       FIRST USA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Dollars in thousands, except per share data)

                                                               Three Months Ended               Six Months Ended
                                                                   December 31,                    December 31,
                                                            ---------------------------     ---------------------------
                                                                1996           1995             1996           1995
                                                                           As Restated                     As Restated
                                                            ------------   ------------     ------------   ------------
                                                                           (See Note A)                    (See Note A)
INTEREST INCOME
 Loans                                                      $     98,271   $     86,153     $    186,100   $    158,161
 Investments                                                      54,152         44,920          104,522         85,326
 Federal funds sold                                                4,220          1,488            6,179          3,781
                                                            ------------   ------------     ------------   ------------
  Total Interest Income                                          156,643        132,561          296,801        247,268

INTEREST EXPENSE
 Bank notes and other borrowings                                  68,744         51,717          123,796         94,951
 Deposits                                                         23,341         31,936           44,104         64,628
 Federal funds purchased                                          22,642         20,314           42,755         35,429
                                                            ------------   ------------     ------------   ------------
  Total Interest Expense                                         114,727        103,967          210,655        195,008
                                                            ------------   ------------     ------------   ------------
                                     NET INTEREST INCOME          41,916         28,594           86,146         52,260
PROVISION FOR POSSIBLE CREDIT LOSSES                              75,750         19,672          105,377         40,903
                                                            ------------   ------------     ------------   ------------
           NET INTEREST INCOME (EXPENSE) AFTER PROVISION
                              FOR POSSIBLE CREDIT LOSSES         (33,834)         8,922          (19,231)        11,357

OTHER OPERATING INCOME
 Securitization income                                           256,398        248,647          510,270        480,774
 Gain on sale of subsidiary common stock                         106,878              -          106,878              -
 Interchange income                                               13,843          4,335           25,375          7,653
 Fee income                                                        9,938          7,107           16,386         13,588
 Other                                                            37,505         27,049           81,662         47,269
                                                            ------------   ------------     ------------   ------------
  Total Other Operating Income                                   424,562        287,138          740,571        549,284

OTHER OPERATING EXPENSE
 Postage, shipping, stationery and supplies                       51,514         44,561          101,461        104,321
 Salaries and employee benefits                                   49,738         34,714          100,254         65,958
 Data processing and communications                               37,052         28,435           71,603         52,184
 Occupancy and equipment                                          17,775         11,505           33,550         21,491
 Amortization of intangibles                                      15,384         13,925           30,535         27,698
 Other                                                            95,936         58,344          160,110        108,405
                                                            ------------   ------------     ------------   ------------
  Total Other Operating Expense                                  267,399        191,484          497,513        380,057
                                                            ------------   ------------     ------------   ------------

          INCOME BEFORE INCOME TAXES AND SUBSIDIARY
                                TRUST DISTRIBUTIONS              123,329        104,576          223,827        180,584
Provision for income taxes                                        43,827         38,418           80,269         66,622
Distributions on preferred securities of subsidiary trust,
 net of taxes                                                        370                             370
                                                            ------------   ------------     ------------   ------------
                                              NET INCOME    $     79,132         66,158          143,188        113,962
                                                            ============   ============     ============   ============

Net income per share                                        $       0.58   $       0.50     $      1.05    $       0.86
                                                            ============   ============     ============   ============

Weighted average common and common
 equivalent shares outstanding                               136,960,979    133,294,990      136,056,694    133,030,744
                                                            ============   ============     ============   ============

Cash dividends paid per common share                        $       0.06   $       0.03     $      0.105   $       0.06
                                                            ============   ============     ============   ============

Cash dividends paid per preferred share                     $      0.498   $      0.498     $      0.996   $      0.996
                                                            ============   ============     ============   ============


See Notes to Interim Condensed Consolidated Financial Statements.

                       FIRST USA, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Dollars in thousands)

                                                                                                    Six Months Ended
                                                                                                      December 31,
                                                                                            --------------------------------
                                                                                                1996                1995
                                                                                            -------------       ------------
                                                                                                                (See Note A)
OPERATING ACTIVITIES
  Net income                                                                                $   143,188         $  113,962
  Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on sale of subsidiary common stock                                                    (106,878)                 -
    Gains on securitization transactions, net of amortization                                    (2,967)           (71,163)
    Provision for possible credit losses                                                        105,377             40,903
    Provision for depreciation and amortization                                                  70,104             51,241
    Equity in earnings of subsidiary                                                             (3,306)                 -
    Net changes in operating assets and liabilities:
     Accrued interest receivable                                                                (21,356)           (10,302)
     Accrued interest payable                                                                     9,239              7,355
     Accrued expenses and other liabilities                                                      (8,768)           (25,879)
     Other operating activities                                                                 (59,651)            96,469
                                                                                            -------------       ------------

                                        NET CASH PROVIDED BY OPERATING ACTIVITIES               124,982            202,586

INVESTING ACTIVITIES
  Proceeds from maturities of investments                                                       421,249            290,373
  Purchases of investments                                                                   (1,145,436)          (631,146)
  Net increase in loans, excluding acquisitions and sales                                    (4,393,436)        (4,242,418)
  Proceeds from sales of loans                                                                2,684,040          3,806,559
  Proceeds from sale of subsidiary common stock                                                 139,814                  -
  Purchases of merchant portfolios, processing services and other acquisitions                 (192,871)           (39,118)
  Purchases of premises and equipment                                                           (48,927)           (34,190)
  Other investing activities                                                                        124            (12,872)
                                                                                            -------------       ------------

                                           NET CASH USED FOR INVESTING ACTIVITIES            (2,535,443)          (862,812)

FINANCING ACTIVITIES
  Dividends paid to common stockholders                                                         (12,801)            (6,976)
  Dividends paid to preferred stockholders                                                       (5,727)            (5,727)
  Issuance of common stock, net                                                                  27,601              3,826
  Net payments to trustees relating to securitizations                                           (4,336)            (3,171)
  Net increase in bank notes and other borrowings                                             1,840,892            757,829
  Net increase (decrease) in interest-bearing deposits                                          252,437           (337,028)
  Net increase in federal funds purchased                                                       227,990            498,985
  Issuance of subsidiary trust mandatorily redeemable preferred securities                      198,000                  -
                                                                                            -------------       ------------

                                        NET CASH PROVIDED BY FINANCING ACTIVITIES             2,524,056            907,738
                                                                                            -------------       ------------

                                            INCREASE IN CASH AND CASH EQUIVALENTS               113,595            247,512
Cash and cash equivalents at beginning of period                                                392,704            236,778
                                                                                            -------------       ------------

                                       CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   506,299         $  484,290
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

   These changes had no material effect on net income for the six months ended December 31, 1995, and the three and six months ended December 31, 1996, and increased net income by $7.2 million, or $0.06 per share for the three months ended December 31, 1995.

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

Note B - Proposed Merger with Banc One Corporation

  On January 19, 1997, the Company and Banc One entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company would merge with and into Banc One and Banc One would be the surviving corporation (the "Merger"). Pursuant to the Merger Agreement, each share of the Company's common stock will be converted into 1.1659 shares of Banc One common stock (the "Common Exchange Ratio"). The Merger will qualify as a tax free reorganization under the Internal Revenue Code. Banc One intends to account for the Merger under the pooling of interests method of accounting.

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

Note E - Asset Securitization
  The Company had outstanding securitizations of credit card loans of $17.2 billion and $15.2 billion at December 31, 1996 and June 30, 1996, respectively. These transactions have been recorded as sales and the Company recognized gains based upon the present value of net interest income and credit card fees less estimated credit losses and servicing fees over the lives of the securitized loans.

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

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note E - Asset Securitization -- continued

  The Company is currently evaluating the effect of this statement on its prospective consolidated financial statements and anticipates no material effects on its financial statements as a result of adopting SFAS No. 125. The Company will adopt the statement for all securitization transactions occurring subsequent to December 31, 1996, including transfers of receivables pursuant to existing securitization structures that occur after December 31, 1996.

Note F - Paymentech Public Offering

  In December 1996, Paymentech completed a public offering pursuant to which the Company and Paymentech sold approximately 4.4 million and 3.1 million shares of Paymentech common stock, respectively, for $34 per share. During the second fiscal quarter, net proceeds to the Company from the sale of a portion of its investment in Paymentech were $139.8 million and the Company recognized a pre-tax gain of $106.9 million, which is included in other operating income. As a result of the offerings the Company's ownership in Paymentech was reduced from 77% to 57%.

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

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note H - Net Income per Share
  Net income per share is calculated as follows:


                                                     Three Months Ended                 Six Months Ended
                                                         December 31,                      December 31,
                                               --------------------------------    --------------------------------
                                                     1996             1995              1996              1995
                                               ---------------    -------------    --------------    --------------
                                                           (Dollars in thousands, except per share data)

Net income                                         $   79,132     $      66,158          143,188     $     113,962
                                                ==============   ===============   ==============   ===============

Average common shares outstanding                  122,439,385      118,498,574      121,957,937       118,199,336
Common stock equivalents:
   Stock options                                     4,938,644        5,213,466        4,515,807         5,248,458
   Mandatory convertible preferred stock             9,582,950        9,582,950        9,582,950         9,582,950
                                                --------------   ---------------   --------------   ---------------
Weighted average common and common
   equivalent shares outstanding                   136,960,979      133,294,990      136,056,694       133,030,744
                                                ==============   ===============   ==============   ===============

Net income per share                             $        0.58    $        0.50             1.05     $        0.86
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

Proposed Merger with Banc One Corporation

  On January 19, 1997, the Company and Banc One Corporation ("Banc One") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company would merge with and into Banc One and Banc One would be the surviving corporation (the "Merger"). Pursuant to the Merger Agreement, each share of the Company's common stock will be converted into 1.1659 shares of Banc One common stock (the "Common Exchange Ratio"). The Merger will qualify as a tax free reorganization under the Internal Revenue Code. Banc One intends to account for the Merger under the pooling of interests method of accounting.

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

Results of Operations

  Net income for the quarter ended December 31, 1996, was $79.1 million, or $ 0.58 per share, compared with net income of $ 66.2 million, or $0.50 per share, for the quarter ended December 31, 1995. The increase in operating results is attributable to the 28.9% growth of average managed loans from $16.1 billion to $20.7 billion, increased credit card charge volume, an increase in managed loan yield, a decrease in cost of funds, an increase in gains recorded on securitization transactions and increased payment processing volume.
These increases were partially offset by increased net credit losses and an increase in certain costs incurred to solicit new accounts. During the quarter ended December 31, 1996, the Company recognized a $106.9 million pre-tax gain on the sale of a portion of its investment in Paymentech. This pre-tax gain was offset by additional provisions for possible credit losses and increased expenses generally related to product development and marketing.


  Net income for the six months ended December 31, 1996 was $ 143.2 million, or $ 1.05 per share, compared with $ 114.0 million, or $ 0.86 per share, for the six months ended December 31, 1995. The increase in operating results is attributable to the increase in average managed loans from $15.1 billion to $19.9 billion, an increase in credit card charge volume, an increase in yield, a decrease in cost of funds, an increase in gains recorded on securitization transactions and increased payment processing volume. These increases were partially offset by increased net credit losses and an increase in certain costs incurred to solicit new accounts. During the quarter ended December 31, 1996, the Company recognized a $106.9 million pre-tax gain on the sale of a portion of its investment in Paymentech. This pre-tax gain was offset by additional provisions for possible credit losses and increased costs to solicit new accounts. On-balance-sheet loans increased from $3.6 billion at December 31, 1995 to $5.2 billion as of December 31, 1996, which reflects the results of the Company's direct solicitations, partially offset by the Company's completion of securitizations of $5.4 billion.

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

                                                               Three Months Ended December 31,
                                           ----------------------------------------------------------------------
                                                          1996                                 1995
                                           ---------------------------------    ---------------------------------
                                             As Reported          Managed         As Reported          Managed
                                           ---------------    --------------    ---------------    --------------
                                                                    (Dollars in Thousands)

Income Statement Statistics:
---------------------------

Net interest income                          $     41,916      $    395,164      $      28,594      $    263,332

Other operating income:
  Securitization income                           256,398                 -            248,647                 -
  Gain on sale of subsidiary stock                106,878           106,878                  -                 -
  Interchange income                               13,843            72,376              4,335            52,973
  Fee income                                        9,938            70,910              7,107            44,407
  Other                                            37,505            37,505             27,049            27,049
                                             ------------      ------------      -------------      ------------
   Total other operating income                   424,562           287,669            287,138           124,429

Provision for possible credit losses               75,750           292,627             19,672           126,458
                                             ------------      ------------      -------------      ------------
Net revenue after provision for
  possible credit losses                     $    390,728      $    390,206      $     296,060      $    261,303
                                             ============      ============      =============      ============

Balance Sheet and Other Statistics:
----------------------------------

Average loans                                $  4,541,496      $ 20,714,292      $   4,131,728      $ 16,069,091
End of period loans                             5,195,859        22,404,152          3,592,564        17,454,639
Securitizations                                17,208,293               -           13,862,075               -
Loan yield                                           8.66 %           13.34 %             8.34 %           12.67 %
Cost of funds                                        5.85              5.86               6.27              6.27
Delinquency rate                                     3.55              5.19               2.86              3.57
Net credit loss rate                                 2.62              4.76               1.71              3.10


                                                            Six Months Ended December 31,
                                           --------------------------------------------------------------
                                                         1996                           1995
                                           -----------------------------  -------------------------------
                                             As Reported       Managed      As Reported       Managed
                                           ---------------   -----------  ---------------   -------------
                                                                  (Dollars in Thousands)

Income Statement Statistics:
---------------------------

Net interest income                           $    86,146    $   786,317     $    52,260     $    492,441

Other operating income:
  Securitization income                           510,270              -         480,774                -
  Gain on sale of subsidiary stock                106,878        106,878               -                -
  Interchange income                               25,375        129,224           7,653           96,421
  Fee income                                       16,386        124,234          13,588           83,205
  Other                                            81,662         81,662          47,269           47,269
                                              -----------    -----------     -----------     ------------
   Total other operating income                   740,571        441,998         549,284          226,895

Provision for possible credit losses              105,377        509,942          40,903          229,858
                                              -----------    -----------     -----------     ------------
Net revenue after provision for
  possible credit losses                      $   721,340    $   718,373     $   560,641     $    489,478


Balance Sheet and Other Statistics:
----------------------------------

Average loans                                 $ 4,162,771    $19,928,216     $ 3,752,254     $ 15,084,124
End of period loans                             5,195,859     22,404,152       3,592,564       17,454,639
Securitizations                                17,208,293              -      13,862,075                -
Loan yield                                           8.94 %        13.59 %          8.43 %          12.68 %
Cost of funds                                        5.85           5.88            6.33             6.30
Delinquency rate                                     3.55           5.19            2.86             3.57
Net credit loss rate                                 2.74           4.63            1.97             2.99


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

                                                                           Three Months Ended December 31,
                                                 --------------------------------------------------------------------------------
                                                                  1996                                      1995
                                                 ---------------------------------------   --------------------------------------
                                                    Average       Average                     Average       Average
                                                    Balance        Rate        Interest       Balance        Rate       Interest
                                                 -------------   ---------   -----------   -------------   ---------   ----------
                                                                                (Dollars in Thousands)
ASSETS
Earning assets
  Cash equivalents                                $    32,229      10.57 %    $     859     $   108,262       8.20 %   $   2,232
  Federal funds sold                                  309,824       5.40          4,220         100,610       5.88         1,488
  Investments                                       3,313,288       6.43         53,293       2,494,557       6.84        42,688
  Loans                                             4,541,496       8.66         98,271       4,131,728       8.34        86,153
                                                 -------------   ---------   -----------   -------------   ---------  -----------
    Total earning assets                            8,196,837       7.64 %    $ 156,643       6,835,157       7.76 %   $ 132,561

Other assets                                        1,385,604                                 1,102,196
                                                 -------------                             -------------
    Total assets                                  $ 9,582,441                               $ 7,937,353
                                                 =============                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
  Bank notes and other borrowings                 $ 4,602,214       5.93 %    $  68,744     $ 3,246,978       6.34 %   $  51,717
  Interest-bearing deposits                         1,529,541       6.05         23,341       1,974,885       6.43        31,936
  Federal funds purchased                           1,647,585       5.45         22,642       1,370,762       5.90        20,314
                                                 -------------   ---------   -----------   -------------   ---------  -----------
    Total interest-bearing liabilities              7,779,340       5.85 %    $ 114,727       6,592,625       6.27 %   $ 103,967
Other liabilities                                     592,241                                   508,367
                                                 -------------                             -------------
    Total liabilities                               8,371,581                                 7,100,992
Stockholders' equity                                1,210,860                                   836,361
                                                 -------------                             -------------
    Total liabilities and stockholders'
       equity                                     $ 9,582,441                               $ 7,937,353
                                                 =============                             =============
Net interest margin and net interest                             ---------   -----------                   ---------  -----------
  income (a)                                                        2.05 %    $  41,916                       1.67 %   $  28,594
                                                                 =========   ===========                   =========  ===========
Interest rate spread (b)                                            1.79 %                                    1.49 %
                                                                 =========                                 =========

OFF-BALANCE-SHEET TRANSACTIONS
  Average securitized loans                       $16,172,796      14.66 %    $ 592,585     $11,937,363      14.17 %   $ 422,852
  Securitized loans cost of funds                  16,172,796       5.87        239,337      11,937,363       6.27       188,114
                                                                 ---------   -----------                   ---------  -----------
    Securitized loans net interest rate spread                      8.79 %    $ 353,248                       7.90 %   $ 234,738
                                                                 =========   ===========                   =========  ===========

INCLUDING SECURITIZED LOANS
  Total earning assets                            $24,369,633      12.30 %    $ 749,228     $18,772,520      11.83 %   $ 555,413
  Interest-bearing liabilities                     23,952,136       5.86        354,064      18,529,988       6.27       292,081
                                                                 ---------   -----------                   ---------  -----------
  Net interest margin and net interest income (a)                   6.49 %    $ 395,164                       5.61 %   $ 263,332
                                                                 =========   ===========                   =========  ===========
  Interest rate spread (b)                                          6.44 %                                    5.56 %
                                                                 =========                                 =========

                                                                            Six Months Ended December 31,
                                                 ----------------------------------------------------------------------------------
                                                                  1996                                      1995
                                                 ---------------------------------------   ----------------------------------------
                                                    Average       Average                     Average       Average
                                                    Balance        Rate        Interest       Balance        Rate         Interest
                                                 -------------   ---------   -----------   -------------   ---------    -----------
                                                                                (Dollars in Thousands)
ASSETS
Earning assets
  Cash equivalents                                $    67,098       7.91 %   $    2,676     $    83,732       8.72 %    $    3,670
  Federal funds sold                                  226,436       5.41          6,179         127,276       5.91           3,781
  Investments                                       3,138,240       6.49        101,846       2,401,083       6.80          81,656
  Loans                                             4,162,771       8.94        186,100       3,752,254       8.43         158,161
                                                 -------------   ---------   -----------   -------------   ---------    -----------
    Total earning assets                            7,594,545       7.82 %      296,801       6,364,345       7.77 %    $  247,268

Other assets                                        1,288,464                                 1,017,881
                                                 -------------                             -------------
    Total assets                                  $ 8,883,009                               $ 7,382,226
                                                 =============                             =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
  Bank notes and other borrowings                 $ 4,121,114       5.96 %   $  123,796     $ 2,958,147       6.38 %    $   94,951
  Interest-bearing deposits                         1,473,195       5.94         44,104       1,980,180       6.49          64,628
  Federal funds purchased                           1,552,556       5.46         42,755       1,188,704       5.93          35,429
                                                 -------------   ---------   -----------   -------------   ---------    -----------
    Total interest-bearing liabilities              7,146,865       5.85 %   $  210,655       6,127,031       6.33 %    $  195,008
Other liabilities                                     559,887                                   444,607
                                                 -------------                             -------------
    Total liabilities                               7,706,752                                 6,571,638
Stockholders' equity                                1,176,257                                   810,588
                                                 -------------                             -------------
    Total liabilities and stockholders'
      equity                                      $ 8,883,009                               $ 7,382,226
                                                 =============                             =============

Net interest margin and net interest                             ---------   -----------                   ---------    -----------
  income (a)                                                        2.27 %   $   86,146                       1.64 %    $   52,260
                                                                 =========   ===========                   =========    ===========
Interest rate spread (b)                                            1.97 %                                    1.44 %
                                                                 =========                                 =========

OFF-BALANCE-SHEET TRANSACTIONS
  Average securitized loans                       $15,765,445      14.82 %   $1,168,394     $11,331,870      14.08 %    $  798,026
  Securitized loans cost of funds                  15,765,445       5.89        468,223      11,331,870       6.28         357,845
                                                                 ---------   -----------                   ---------    -----------
    Securitized loans net interest rate spread                      8.93 %   $  700,171                       7.80 %    $  440,181
                                                                 =========   ===========                   =========    ===========

INCLUDING SECURITIZED LOANS
  Total earning assets                            $23,359,990      12.54 %   $1,465,195     $17,696,215      11.81 %    $1,045,294
  Interest-bearing liabilities                     22,912,310       5.88        678,878      17,458,901       6.30         552,853
                                                                 ---------   -----------                   ---------    -----------
  Net interest margin and net interest income (a)                   6.73 %   $  786,317                       5.57 %    $  492,441
                                                                 =========   ===========                   =========    ===========
  Interest rate spread (b)                                          6.66 %                                    5.51 %
                                                                 =========                                 =========


----------------------
(a) Net interest margin is computed by dividing net interest income by average total earning assets.
(b) Interest rate spread is the average earning assets rate minus the average interest-bearing liabilities rate.

Other Operating Income

  Other operating income was $ 424.6 million for the three months ended December 31, 1996 compared with $ 287.1 million for the three months ended December 31, 1995. The three months ended December 31, 1996 included a $106.9 million gain of the sale of Paymentech common stock, a $7.8 million increase in securitization income, due to gains associated with the 35.5% increase in average securitized loans, partially offset by a slight reduction in the net interest rate spread used to calculate gains on the securitized loans, and increased credit losses. Other operating income increased $10.5 million resulting primarily from increased payment processing volume for Paymentech, partially offset by the change in method of accounting for Paymentech to the equity method. During the three months ended December 31, 1996, Paymentech processed approximately $11.1 billion in sales volume in approximately 342 million total transactions.

  For the six months ended December 31, 1996, other operating income was $740.6 million, compared with $ 549.3 million for the six months ended December 31, 1995. The six months ended December 31, 1996 included a $106.9 million gain of the sale of Paymentech common stock, a $29.5 million increase in securitization income, due to gains associated with the 39.1% increase in average securitized loans, partially offset by a slight reduction in the net interest rate spread used to calculate gains on the securitized loans, and increased credit losses. The $34.4 million increase in other operating income resulted primarily from increased payment processing volume for Paymentech, partially offset by the change in method of accounting for Paymentech to the equity method. During the six months ended December 31, 1996, Paymentech processed approximately $20.1 billion in sales volume in approximately 605 million total transactions.

Other Operating Expenses

  Other operating expenses, excluding amortization of intangibles, increased 41.9% to $252.0 million for the three months ended December 31, 1996, versus $177.6 million for the three months ended December 31, 1995. Data processing and communications increased $8.6 million and other expenses increased $37.6 million due to increased marketing costs associated with loan solicitations and increased accounts, transaction volumes and balances, resulting primarily from the 28.9% increase in average managed loans. Salaries and employee benefits increased $15.0 million primarily due to the increase in number of employees. Occupancy and equipment expenses increased $6.3 million primarily due to facility expansions. The increases to other operating expenses were partially offset by a decrease in postage, shipping, stationary and supplies due primarily to the high level of mail solicitations which occurred during the prior year period and the Company's change in method of accounting for Paymentech to the equity method.

  Other operating expenses, excluding amortization of intangibles, increased 32.5% to $467.0 million for the six months ended December 31, 1996, versus $352.4 million for the six months ended December 31, 1995. Data processing and communications increased $19.4 million, and other expenses, which include Paymentech's one-time charge of $15.5 million, increased $51.7 million due primarily to increased marketing costs associated with loan solicitations and increased accounts, transaction volumes and balances, resulting primarily from the 32.1% increase in average managed loans. Salaries and employee benefits increased $34.3 million primarily due to the increase in number of employees. Occupancy and equipment expenses increased $12.1 million primarily due to facility expansions. The increases to other operating expenses were partially offset by the Company's change in method of accounting for Paymentech to the equity method.

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

Funding and Liquidity

   Traditional asset liquidity is provided by cash, cash equivalents and investments. These items represented 40.0%, 42.8%, and 40.9% of the Company's assets as of December 31, 1996, June 30, 1996, and December 31, 1995, respectively.

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

   In December 1996, Paymentech completed a public offering pursuant to which the Company and Paymentech sold approximately 4.4 million and 3.1 million shares of Paymentech common stock, respectively, for $34 per share. During the second fiscal quarter, net proceeds to the Company from the sale of a portion of its investment in Paymentech were $139.8 million and the Company recognized a pre-tax gain of $106.9 million, which is included in other operating income. As a result of the offerings the Company's ownership in Paymentech was reduced from 77% to 57%.

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
                                 ============  ============   ===========

Capital Adequacy

  The Company's stockholders' equity increased to $1.3 billion at December 31, 1996, compared with $1.1 billion at June 30, 1996, primarily as a result of retained earnings. In addition, the Company's tangible equity increased to $1.2 billion at December 31, 1996, from $955.0 million at June 30, 1996.

  First USA Bank's stockholder's equity increased from $908.0 million at June 30, 1996 to $1.2 billion at December 31, 1996, primarily as a result of capital contributions from the Company of $250 million and retained earnings, partially offset by dividends paid to the Company. First USA Bank is subject to the capital adequacy guidelines adopted by the Federal Deposit Insurance Corporation. At December 31, 1996, First USA Bank's risk-based total capital ratio was 24.24%, its tier 1 capital ratio was 20.46%, and its leverage ratio was 13.78%. At December 31, 1996, First USA Bank met the requirements of a "well capitalized" institution.

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

Selected Ratios

  The following table presents certain financial ratios, as restated, for the Company and First USA Bank for the periods indicated:

                                                           Three Months Ended      Six Months Ended
                                                              December 31,           December 31,
                                                       ------------------------  -----------------------
                                                           1996        1995         1996        1995
                                                       ------------ -----------  ----------- -----------
First USA, Inc.
 Return on assets (a)                                       3.30%      3.33%       3.39%      3.09%
 Return on stockholders' equity (a)                        26.14      31.64       25.61      28.12
 Average stockholders' equity to average assets            12.64      10.54       13.24      10.98

First USA Bank
 Return on assets                                           1.59%      3.74%       2.76%      3.53%
 Return on stockholder's equity                            13.93      41.10       23.57      37.44
 Average stockholder's equity to average assets            11.40       9.09       11.71       9.43
 Net interest margin                                        1.96       1.65        2.17       1.62
 Net interest margin (managed)                              6.51       5.61        6.74       5.56

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

4.4               Form of Global Deposit Note, Floating Rate, filed as Exhibit
                  4.5 to the Company's Quarterly Report on Form 10-Q for the
                  Fiscal Quarter ended December 31, 1995 and incorporated by reference herein.
4.5               Form of Global Deposit Note, Fixed Rate, filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the Fiscal
                  Quarter ended December 31, 1995 and incorporated by reference herein.
4.6               Indenture dated as of December 20, 1996 between the Company and The Bank of New York, as trustee, relating to the
                  Company's Series A Junior Subordinated Deferrable Interest
                  Debentures due 2027 filed as Exhibit 4.6 to the Company's
                  Quarterly Report on Form 10-Q for the Fiscal Quarter Ended
                  December 31, 1996 an incorporated by reference herein.
4.7               Form of Certificate of the Company's Series A Junior
                  Subordinated Deferrable Interest Debentures due 2027 filed as
                  Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for
                  the Fiscal Quarter Ended December 31, 1996 and incorporated by reference herein.
4.8               Amended and Restated Declaration of Trust of First USA Capital
                  Trust I dated as of December 20, 1996 among the administrative trusses, The Bank of New York (Delaware) as Delaware trustee,
                  The Bank of New York, as property trustee and First USA, Inc.
                  as sponsor filed as Exhibit 4.8 to the Company's Quarterly
                  Report on Form 10-Q for the Fiscal Quarter Ended December 31,
                  1996 and incorporated by reference herein.
10.1              Fourth Amendment to the 1991 Stock Option Plan, effective
                  October 16, 1996, filed as Exhibit 10.11.4 to the Company's
                  Quarterly Report on Form 10-Q for the Fiscal Quarter ended
                  September 1996 and incorporated by reference herein.
10.2              Stock Option Agreement, dated January 19, 1997, between First
                  USA, Inc., as issuer, and BANC ONE CORPORATION, as grantee, filed as Exhibit 99.1 on the Company's Current Report on Form
                  8-K, filed on January 28, 1997 and incorporated by reference herein.
10.3              Stock Option Agreement, dated January 19, 1997, between BANC
                  ONE CORPORATION, as issuer, and First USA, Inc., as grantee, filed as Exhibit 99.2 on the Company's Current Report on Form
                  8-K, filed on January 28, 1997 and incorporated by reference herein.
10.4              Amendment No.2 to the Stock Purchase Plan of First USA, Inc.,
                  filed as Exhibit 99.1 to the Company's Registration Statement
                  on Form S-8, filed on August 30, 1996 and incorporated by
                  reference herein.
10.5              Pooling and Servicing Agreement, dated as of December 3, 1996, between First USA Securitization Corporation, as Transferor,
                  First USA Federal Savings Bank, as Servicer, and Bankers Trust
                  (Delaware), as Trustee, filed as Exhibit 99 on the Company's
                  Current Report on Form 8-K, filed on January 2, 1997 and
                  incorporated by reference herein.
10.6              Series 1996-6 Supplement, dated as of November 13, 1996, to the Pooling and Servicing Agreement, dated as of September 1,
                  1992, between First USA Bank, as Transferor and Servicer, and
                  The Bank of New York (Delaware), as Trustee, filed as Exhibit
                  99 on the Company's Current Report on Form 8-K, filed on
                  November 21, 1996 and incorporated by reference herein.
10.7              Series 1996-7 Supplement, dated as of December 11, 1996, to the Pooling and Servicing Agreement, dated as of September 1,
                  1992, between First USA Bank, as Transferor and Servicer, and
                  The Bank of New York (Delaware), as Trustee, filed as Exhibit
                  99.1 on the Company's Current Report on Form 8-K, filed on
                  November 21, 1996 and incorporated by reference herein.
10.8              Series 1996-8 Supplement, dated as of December 11, 1996, to the Pooling and Servicing Agreement, dated as of September 1,
                  1992, between First USA Bank, as Transferor and Servicer, and
                  The Bank of New York (Delaware), as Trustee, filed as Exhibit
                  99.2 on the Company's Current Report on Form 8-K, filed on
                  November 21, 1996 and incorporated by reference herein.
10.9              Series A Capital Securities Guarantee Agreement dated as of
                  December 20, 1996 between the Company and The Bank of New
                  York, as trustee filed as Exhibit 10.9 to the Company's
                  Quarterly Report on Form 10-Q for the Fiscal Quarter Ended
                  December 31, 1996 and incorporated by reference herein.
10.10             Registration Rights Agreement dated as of December 20, 1996 among the Company, First USA Capital Trust I and Merrill
                  Lynch, Pierce Fenner & Smith Incorporated and J. P. Morgan
                  Securities Inc., as initial purchasers filed as Exhibit
                  10.10 to the Company's Quarterly Report on Form 10-Q for the
                  Fiscal Quarter Ended December 31, 1996 and incorporated by reference herein.
11*               Computation of Net Income per Share.
27*               Financial Data Schedule

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