Form 10-Q
period 1997-03-31
FIRST USA INC
filed 1997-05-15
CIK 883172

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   March 31, 1997
                                      --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     Commission file number      1-11030
                             -----------------


                                First USA, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Delaware                             75-2291060
--------------------------------------------------------------------------------
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)          Identification Number)


1601 Elm Street, 47th Floor, Dallas, Texas                     75201
--------------------------------------------------------------------------------
(address of principal executive offices)                    (Zip Code)


Registrant's Telephone Number, including area code   214-849-2000
                                                     ------------

                                      N/A
--------------------------------------------------------------------------------
Former Name, Former Address and former Fiscal Year, If Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        -------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
[CAPTION]

            Class                             Outstanding at March 31, 1997
--------------------------------------------------------------------------------
Common Stock, $.01 par value                        123,461,673 shares
6 1/4% Mandatory Convertible Preferred
   Stock, $.01 par value                            5,740,300   shares

                                FIRST USA, INC.

                           FORM 10-Q QUARTERLY REPORT

                               Table of Contents
                               -----------------


PART I.             F I N A N C I A L  I N F O R M A T I O N               Page
                                                                           ----
    ITEM 1.  FINANCIAL STATEMENTS.

             Condensed Consolidated Balance Sheets -
             March 31, 1997 (Unaudited) and June 30, 1996.................  3

             Condensed Consolidated Statements of Income (Unaudited) -
             Three and Nine Months Ended March 31, 1997 and 1996..........  4

             Condensed Consolidated Statements of Cash Flows (Unaudited) -
             Nine Months Ended March 31, 1997 and 1996....................  5

             Notes to Interim Condensed Consolidated Financial
             Statements (Unaudited).......................................  6


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             Financial Condition and Results of Operations................  10


PART II.                   O T H E R   I N F O R M A T I O N


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             Index of Exhibits............................................  21

             Reports on Form 8-K..........................................  23

    SIGNATURES...........................................................   24

          P A R T   I.     F I N A N C I A L    I N F O R M A T I O N


                       FIRST USA, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)


                                                                                           March 31,            June 30,
                                                                                             1997                1996
                                                                                         (Unaudited)          (See Note A)
                                                                                         -----------          -----------
ASSETS
 Cash and due from banks                                                                 $   193,301           $  254,553
 Short-term investments                                                                        6,801               40,701
 Federal funds sold                                                                          245,732               97,450
                                                                                         -----------          -----------
    Cash and cash equivalents                                                                445,834              392,704
 Investments, at cost (market value of $3,689,816 and $2,875,309
   at March 31, 1997 and June 30, 1996, respectively)                                      3,685,815            2,903,091
 Loans                                                                                     4,994,421            3,564,434
    Allowance for possible credit losses                                                    (124,435)             (74,163)
                                                                                         -----------          -----------
     Net loans                                                                             4,869,986            3,490,271
 Premises and equipment, net                                                                 116,969              116,666
 Accrued interest receivable                                                                  72,963               51,558
 Due from securitizations                                                                    287,300              182,462
 Customer base intangible, net                                                                29,799               70,008
 Other assets                                                                                716,988              501,741
                                                                                         -----------          -----------
                                                                                         $10,225,654           $7,708,501
                                                                                         ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Bank notes and other borrowings                                                          $5,152,630           $3,356,506
 Interest-bearing deposits                                                                 1,618,899            1,460,321
 Federal funds purchased                                                                   1,516,522            1,308,460
 Accrued interest payable                                                                     73,046               60,246
 Accrued expenses and other liabilities                                                      357,650              409,088
                                                                                         -----------          -----------
                                                                                           8,718,747            6,594,621
                                                                                         -----------          -----------

 Company-obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely subordinated
    debentures of the Company                                                                200,000                    -

 Stockholders' equity
    6-1/4%  mandatory convertible preferred stock, $.01 par value                                 58                   58
    Common stock, $.01 par value                                                               1,235                1,210
    Additional paid-in capital                                                               623,321              568,840
    Retained earnings                                                                        682,293              543,772
                                                                                         -----------          -----------
                                                                                           1,306,907            1,113,880
                                                                                         -----------          -----------
                                                                                         $10,225,654           $7,708,501
                                                                                         ===========          ===========

See Notes to Interim Condensed Consolidated Financial Statements.

                       FIRST USA, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Dollars in thousands, except per share data)

                                                                    Three Months Ended                  Nine Months Ended
                                                                        March 31,                           March 31,
                                                             -------------------------------     -------------------------------
                                                                                    1996                                1996
                                                                 1997           As Restated          1997           As Restated
                                                             ------------       ------------     ------------       ------------
                                                                                (See Note A)                        (See Note A)
 Loans                                                       $     91,063       $     97,596     $    277,163       $    255,757
 Investments                                                       57,099             46,007          161,621            131,333
 Federal funds sold                                                 5,537              1,399           11,716              5,180
                                                             ------------       ------------     ------------       ------------
  Total Interest Income                                           153,699            145,002          450,500            392,270

INTEREST EXPENSE
 Bank notes and other borrowings                                   75,154             56,466          198,950            151,417
 Deposits                                                          25,630             26,298           69,734             90,926
 Federal funds purchased                                           21,267             20,883           64,022             56,312
                                                             ------------       ------------     ------------       ------------
  Total Interest Expense                                          122,051            103,647          332,706            298,655
                                                             ------------       ------------     ------------       ------------
                                NET INTEREST INCOME                31,648             41,355          117,794             93,615
PROVISION FOR POSSIBLE CREDIT LOSSES                               36,928             25,704          142,305             66,607
                                                             ------------       ------------     ------------       ------------
               NET INTEREST INCOME (EXPENSE) AFTER PROVISION
                         FOR POSSIBLE CREDIT LOSSES                (5,280)            15,651          (24,511)            27,008

OTHER OPERATING INCOME
 Securitization income                                            250,030            243,176          760,300            723,950
 Gain on sale of subsidiary common stock                            3,435                -            110,313                -
 Interchange income                                                 9,686             12,023           35,061             19,676
 Fee income                                                         8,249              7,379           24,635             20,967
 Other                                                             17,193             29,940           98,855             77,209
                                                             ------------       ------------     ------------       ------------
  Total Other Operating Income                                    288,593            292,518        1,029,164            841,802

OTHER OPERATING EXPENSE
 Postage, shipping, stationery and supplies                        61,409             39,123          162,870            143,444
 Salaries and employee benefits                                    44,421             39,988          144,675            105,946
 Data processing and communications                                37,986             26,474          109,589             78,658
 Occupancy and equipment                                           15,343             12,588           48,893             34,079
 Amortization of intangibles                                       13,345             14,080           43,880             41,778
 Other                                                             68,322             42,457          228,432            150,862
                                                             ------------       ------------     ------------       ------------
  Total Other Operating Expense                                   240,826            174,710          738,339            554,767
                                                             ------------       ------------     ------------       ------------

          INCOME BEFORE INCOME TAXES AND SUBSIDIARY
                                TRUST DISTRIBUTIONS                42,487            133,459          266,314            314,043
Provision for income taxes                                         15,330             48,460           95,599            115,082
Distributions on preferred securities of subsidiary
 trust, net of taxes                                                3,033                 -             3,403                -
                                                             ------------       ------------     ------------       ------------
                                         NET INCOME          $     24,124       $     84,999     $    167,312       $    198,961
                                                             ============       ============     ============       ============

Net income per share                                         $       0.17       $       0.63     $       1.22       $       1.49
                                                             ============       ============     ============       ============

Weighted average common and common
 equivalent shares outstanding                                139,103,428        134,130,350      137,450,101        133,388,746
                                                             ============       ============     ============       ============

Cash dividends paid per common share                         $       0.06       $       0.03     $      0.165       $       0.09
                                                             ============       ============     ============       ============

Cash dividends paid per preferred share                      $      0.498       $      0.498     $      1.494       $      1.494
                                                             ============       ============     ============       ============

See Notes to Interim Condensed Consolidated Financial Statements.

                       FIRST USA, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Dollars in thousands)

                                                                                                    Nine Months Ended
                                                                                                        March 31,
                                                                                            --------------------------------
                                                                                                1997                1996
                                                                                            ------------        ------------
                                                                                                                (See Note A)
OPERATING ACTIVITIES
 Net income                                                                                  $  167,312          $  198,961
 Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on sale of subsidiary common stock                                                     (110,313)                 -
   Gains on securitization transactions, net of amortization                                     14,911             (92,907)
   Provision for possible credit losses                                                         142,305              66,607
   Provision for depreciation and amortization                                                   93,036              81,035
   Equity in earnings of subsidiary                                                              (7,558)                 -
   Net changes in operating assets and liabilities:
     Accrued interest receivable                                                                (21,474)            (14,439)
     Accrued interest payable                                                                    13,359              (4,347)
     Accrued expenses and other liabilities                                                     (19,164)              3,694
   Other operating activities                                                                  (224,936)             54,636
                                                                                            ------------        ------------

                   NET CASH PROVIDED BY OPERATING ACTIVITIES                                     47,478             293,240
INVESTING ACTIVITIES
 Proceeds from maturities of investments                                                        590,308             492,754
 Purchases of investments                                                                    (1,398,727)         (1,120,966)
 Net increase in loans, excluding acquisitions and sales                                     (5,286,865)         (5,224,239)
 Proceeds from sales of loans                                                                 3,740,522           4,914,292
 Proceeds from sale of subsidiary common stock                                                  144,307                  -
 Purchases of merchant portfolios, processing services and
  other acquisitions                                                                           (192,871)            (39,806)
 Purchases of premises and equipment                                                            (59,965)            (58,237)
 Other investing activities                                                                       2,401             (21,700)
                                                                                            ------------        ------------

                      NET CASH USED FOR INVESTING ACTIVITIES                                 (2,460,890)         (1,057,902)
FINANCING ACTIVITIES
 Dividends paid to common stockholders                                                          (20,200)            (10,555)
 Dividends paid to preferred stockholders                                                        (8,591)             (8,591)
 Issuance of common stock, net                                                                   33,556              11,739
 Issuance of First USA Paymentech, Inc. common stock, net                                             -              134,298
 Net payments to trustees relating to securitizations                                            (7,336)             (3,931)
 Net increase in bank notes and other borrowings                                              1,896,839             801,574
 Net increase (decrease) in interest-bearing deposits                                           166,212            (499,858)
 Net increase in federal funds purchased                                                        208,062             687,285
 Issuance of subsidiary trust mandatorily redeemable
  preferred securities                                                                          198,000                  -
                                                                                            ------------        ------------

                   NET CASH PROVIDED BY FINANCING ACTIVITIES                                  2,466,542           1,111,961
                                                                                            ------------        ------------

                       INCREASE IN CASH AND CASH EQUIVALENTS                                     53,130             347,299
Cash and cash equivalents at beginning of period                                                392,704             236,778
                                                                                            ------------        ------------

                  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  445,834          $  584,077
                                                                                            ============        ============

See Notes to Interim Condensed Consolidated Financial Statements.

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements of First USA, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For purposes of comparability, certain prior period amounts have been reclassified. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 1 on Form 10-K/A to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

  The Company has restated its prior period financial statements to properly reflect the two items described below. This restatement did not effect the Company's net cash flows, liquidity or regulatory capital compliance, nor did the restatement have an effect on the Company's fiscal 1996 net income. The restatement did however affect previously reported quarterly results for the 1996 fiscal year.

  The Company has previously not recorded gains on securitization transactions consistent with the Company's belief and common industry assumption that such gains would not be significant due to the relatively short life of the outstanding balances and the narrow spread between the account yield and the sum of the cost of servicing these accounts and investor yield on the securitizations. As a result of a more detailed analysis of gains on all securitizations of credit card receivable balances performed in the preparation for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 125, which is effective January 1, 1997, the Company restated its financial statements to recognize gains in prior periods.

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

  The effect of these changes for the three and nine months ended March 31, 1996 was an increase to net income of $20.9 million, or $0.15 per share, and $21.0 million, or $0.16 per share, respectively.

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

NOTE B - MERGER WITH BANC ONE CORPORATION

  On January 19, 1997, the Company and Banc One entered into an Agreement and Plan of Merger, amended as of April 23, 1997, (as amended, the "Merger Agreement") pursuant to which the Company would merge with and into Banc One and Banc One

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

would be the surviving corporation (the "Merger"). Pursuant to the Merger Agreement, each share of the Company's common stock will be converted into
1.1659 shares of Banc One common stock (the "Common Exchange Ratio"). The Merger will qualify as a tax-free reorganization under the Internal Revenue Code. Banc One intends to account for the Merger under the pooling of interests method of accounting.

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

  The Merger is subject to approvals by the shareholders of the Company and BANC ONE and the receipt of all required regulatory approvals. BANC ONE has received all required regulatory approvals. The Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the appropriate state banking regulators have approved the Merger or have notified BANC ONE that they do not disapprove of the Merger, as the case may be. The Merger is expected to close in the second quarter of calendar 1997.

NOTE C - ALLOWANCE FOR POSSIBLE CREDIT LOSSES

  The activity in the allowance for possible credit losses is as follows:

                                                              Three Months Ended              Nine Months Ended
                                                                   March 31,                      March 31,
                                                             -----------------------       -----------------------
                                                                1997          1996           1997           1996
                                                             ---------       -------       ---------     ---------
                                                                          (Dollars in thousands)
Beginning allowance for possible credit losses               $122,587       $ 70,015       $  74,163      $ 66,000
Provision for possible credit losses                           36,928         25,704         142,305        66,607
Recoveries of loans previously charged off                      7,548          1,935          11,411         5,595
Loans charged off                                             (42,628)       (25,581)       (103,444)      (66,129)
                                                             --------       --------       ---------      --------
Ending allowance for possible credit losses                  $124,435       $ 72,073       $ 124,435      $ 72,073
                                                             ========       ========       =========      ========

Ending allowance as a % of total loans                            2.5%           2.1%            2.5%          2.1%
                                                             ========       ========       =========      ========

  The provision for possible credit losses for the nine months ended March 31, 1997 includes an increase in the allowance for possible credit losses of $50.3 million due primarily to an increase in on-balance-sheet loans.

NOTE D - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

  At March 31, 1997 and June 30, 1996, the Company had interest rate swap agreements with notional amounts totaling approximately $2.2 billion and $2.1 billion, respectively. The Company enters into interest rate swap agreements to convert fixed rate liabilities to floating rate liabilities as an efficient alternative to floating rate funding sources.

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE E - ASSET SECURITIZATION

  The Company had outstanding securitizations of credit card loans of $18.2 billion and $15.2 billion at March 31, 1997 and June 30, 1996, respectively. These transactions have been recorded as sales and the Company recognized gains based upon the present value of net interest income and credit card fees less estimated credit losses and servicing fees over the lives of the securitized loans.

  The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," for all securitization transactions occurring subsequent to December 31, 1996, including transfers of receivables pursuant to existing securitization structures that occurred after December 31, 1996. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. In addition, the statement provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and provides implementation guidance for securitization transactions and repurchase agreements. Because the Company restated its financial statements, and therefore has recorded gains on securitization transactions as a result of the restatement, the adoption of SFAS No. 125 had no material effect on the Company's consolidated financial statements as of and for the three months ended March 31, 1997.

NOTE F - PAYMENTECH PUBLIC OFFERING

  In December 1996, Paymentech completed a public offering pursuant to which the Company and Paymentech sold 4.4 million and 3.1 million shares of Paymentech common stock, respectively, for $34 per share. Net proceeds to the Company from the sale of a portion of its investment in Paymentech were $144.3 million and the Company recognized a pre-tax gain of $110.3 million for the nine months ended March 31, 1997, which is included in other operating income. As a result of the offerings, the Company's ownership in Paymentech was reduced from 77% to 57%.

  The Company currently accounts for its investment in Paymentech under the equity method due to the Company's and Banc One's plans to further reduce Banc One's ownership in Paymentech subsequent to the Merger, but only in a manner that will preserve the "pooling of interests" accounting treatment of the Merger, and due to the insignificance of the Company's investment in Paymentech to its consolidated financial statements. The Company previously consolidated Paymentech in its financial statements.

NOTE G - COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY SUBORDINATED DEBENTURES OF THE COMPANY

  During the quarter ended December 31, 1996, First USA Capital Trust I (the "Capital Trust"), a wholly owned Delaware business trust, completed a $200 million underwritten offering of 9.33% tax deductible mandatorily redeemable preferred securities. The Capital Trust invested the proceeds from the securities in junior subordinated debentures, due January 15, 2027, issued by the Company. Proceeds from the sale of the junior subordinated debentures by the Company were used for general corporate purposes, including capital contributions to operating subsidiaries.

  The Company and the Capital Trust agreed, pursuant to a registration rights agreement, to register new capital securities that are identical in most material respects with the Securities and Exchange Commission (the "SEC") and to exchange the new capital securities for those that were offered in December 1996. The Company and the Capital Trust have accordingly filed a registration statement on Form S-4 with the SEC to register the new capital securities and expect to complete the exchange offer in the second quarter of 1997.

                       FIRST USA, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE H - NET INCOME PER SHARE

  Net income per share for the three and nine months ended March 31, 1997 and 1996 was calculated as follows:

                                                              Three Months Ended                        Nine Months Ended
                                                                   March 31,                                March 31,
                                                      --------------------------------          --------------------------------
                                                          1997                1996                 1997                 1996
                                                      ------------        ------------          ------------        ------------
                                                                    (Dollars in thousands, except per share data)
Net income                                            $     24,124        $     84,999          $    167,312        $    198,961
                                                      ============        ============          ============        ============

Average common shares outstanding                      123,289,848         119,500,048           122,399,287         118,630,238
Common stock equivalents:
   Stock options                                         6,227,279           5,047,352             5,464,513           5,175,558
   Mandatory convertible preferred stock                 9,586,301           9,582,950             9,586,301           9,582,950
                                                      ------------        ------------          ------------        ------------
Weighted average common and common
   equivalent shares outstanding                       139,103,428         134,130,350           137,450,101         133,388,746
                                                      ============        ============          ============        ============

Net income per share                                  $       0.17        $       0.63          $       1.22        $       1.49
                                                      ============        ============          ============        ============

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company is one of the nation's largest providers of Visa and MasterCard services through its wholly owned principal operating subsidiary, First USA Bank. First USA Bank is an issuer of Visa and MasterCard credit cards with approximately 16.3 million credit cards issued and $22.9 billion in managed credit card loans outstanding at March 31, 1997. First USA Bank's profitability is affected by loan growth, interest rate spread, Cardmember usage, credit quality and marketing expenses.

  The Company's newest wholly owned operating subsidiary, First USA Federal Savings Bank ("FSB"), conducts its operations as a direct bank, offering customers banking products via phone, mail and other electronic distribution channels. FSB's current offerings of financial products include mortgages, home equity loans, auto loans, insurance and installment loans and soon are expected to include remote banking, retail certificates of deposit and other financial products. The Company expects that these new products will create incremental revenue and strengthen relationships with existing customers.

  First USA Paymentech, Inc. ("Paymentech"), a majority-owned subsidiary of the Company, is the third largest payment processor of bankcard transactions in the United States, according to published industry sources, with approximately $30.9 billion in sales volume processed in approximately 574.2 million bankcard transactions for the fiscal year ended June 30, 1996. As a result of Paymentech's public offerings which occurred during the quarter ended December 31, 1996, the Company's ownership in Paymentech was reduced from 77% to 57%.

MERGER WITH BANC ONE CORPORATION

  On January 19, 1997, the Company and BANC ONE CORPORATION ("Banc One") entered into an Agreement and Plan of Merger, amended as of April 23, 1997, (as amended, the "Merger Agreement") pursuant to which the Company would merge with and into Banc One and Banc One would be the surviving corporation (the "Merger"). Pursuant to the Merger Agreement, each share of the Company's common stock will be converted into 1.1659 shares of Banc One common stock (the "Common Exchange Ratio"). The Merger will qualify as a tax-free reorganization under the Internal Revenue Code. Banc One intends to account for the Merger using the pooling of interests method of accounting.

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

  The Merger is subject to approvals by the shareholders of the Company and BANC ONE and the receipt of all required regulatory approvals. BANC ONE has received all required regulatory approvals. The Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the appropriate state banking regulators have approved the Merger or have notified BANC ONE that they do not disapprove of the Merger, as the case may be. The Merger is expected to close in the second quarter of calendar 1997.

  Following the Merger, Banc One intends to consolidate the management of its credit card operations with those of the Company. Banc One may also consolidate the operations of certain other subsidiaries or divisions of Banc One and the Company, which provide similar services, although no final determination with respect to such matters has been made. Following the Merger, Banc One and the Company intend that Paymentech will continue to pursue greater operating independence and the strategy for growth established under the Company. Banc One has disclosed that, following the Merger, it intends to reduce its ownership in Paymentech, but only in a manner that will preserve the "pooling of interests" accounting treatment of the Merger.

RESULTS OF OPERATIONS

  Net income for the quarter ended March 31, 1997, was $24.1 million, or $0.17 per share, compared with restated net income of $85.0 million, or $0.63 per share, for the quarter ended March 31, 1996. As described in Note A to the Company's condensed consolidated financial statements, the Company restated its prior financial statements to reflect the recognition of gains on securitizations of credit card loans and to expense certain costs to solicit new accounts in the period they were incurred. The effect of these changes for the three months ended March 31, 1996 was an increase to net income of $20.9 million, or $0.15 per share. Increases in the Company's net operating results attributable to a 27.0% growth of average managed loans were more than offset by increased credit losses, a reduction in net gains on securitization transactions, and increased marketing costs associated with loan solicitations.

  Net income for the nine months ended March 31, 1997 was $167.3 million, or $1.22 per share, compared with restated net income of $199.0 million, or $1.49 per share, for the nine months ended March 31, 1996. As described in Note A to the Company's condensed consolidated financial statements, the Company restated its prior financial statements to reflect the recognition of gains on securitizations of credit card loans and to expense certain costs to solicit new accounts in the period they were incurred. The effect of these changes for the nine months ended March 31, 1996 was an increase to net income of $21.0 million, or $0.16 per share. Included in net income for the nine months ended March 31, 1997 is a one-time charge of $15.5 million, recorded by Paymentech, related to an acquisition. This one-time charge reduced the Company's net income by $7.4 million, or $0.06 per share. Increases in operating results attributable to a 30.2% growth of average managed loans were offset by increased credit losses, a reduction in net gains on securitization transactions, and increased marketing costs associated with loan solicitations. During the nine-month period ended March 31, 1997, the Company realized a $110.3 million pre-tax gain on the sale of a portion of its investment in Paymentech.

  On-balance-sheet loans increased from $3.4 billion at March 31, 1996 to $5.0 billion as of March 31, 1997, which reflects the results of the Company's direct solicitations, partially offset by the Company's completion of securitizations of $5.6 billion.

NET INTEREST INCOME

  For the three months ended March 31, 1997, net interest income was $31.6 million, a decrease of 23.5% from net interest income of $41.4 million for the three months ended March 31, 1996. This decrease was due to a decrease in interest income on loans of $6.5 million, primarily due to a decrease in yield partially offset by growth in on-balance-sheet loans. Interest expense increased $18.4 million due to an increase in average interest-bearing liabilities from $7.0 billion to $8.5 billion, to supplement the funding of loan growth, which is primarily funded by securitizations, partially offset by a decrease in cost of funds from 5.98% to 5.85% for the three months ended March 31, 1996 and 1997, respectively. Interest income from investments, excluding interest income from cash equivalents, increased $12.9 million due to an increase in average investments from $2.6 billion to $3.6 billion, partially offset by a decrease in yield from 6.82% to 6.31% for the three months ended March 31, 1996 and 1997, respectively.

  For the nine months ended March 31, 1997, net interest income was $117.8 million, an increase of 25.8% from net interest income of $93.6 million for the nine months ended March 31, 1996. This increase was due to an increase in interest income on loans of $21.4 million due to growth in on-balance-sheet loans partially offset by a decrease in yield. Interest income from investments, excluding interest income from cash equivalents, increased $33.1 million due to an increase in average investments from $2.5 billion to $3.3 billion, partially offset by a decrease in yield from 6.81% to 6.43% for the nine months ended March 31, 1996 and 1997, respectively. Interest expense increased $34.1 million due to an increase in average interest-bearing liabilities from $6.4 billion to $7.6 billion, to supplement the funding of loan growth, which is primarily funded by securitizations. This increase was partially offset by a decrease in cost of funds from 6.21% to 5.85% for the nine months ended March 31, 1996 and 1997, respectively.

  Net interest margin on a managed basis was 6.41% for the three months ended March 31, 1997, compared with 6.06% for the three months ended March 31, 1996. The increase is due to managed loan interest yield increasing from 12.72% for the three months ended March 31, 1996 to 13.03% for the three months ended March 31, 1997, reflecting changes in the overall pricing distribution of the credit card loan portfolio. In addition, cost of funds decreased from 5.98% for the three months ended March 31, 1996 to 5.82% for the three months ended March 31, 1997.

  For the nine months ended March 31, 1997, net interest margin on a managed basis was 6.62%, compared with 5.75% for the nine months ended March 31, 1996. The increase is due to managed loan interest yield increasing from 12.70% for the nine months ended March 31, 1996 to 13.40% for the nine months ended March 31, 1997, reflecting changes in the overall pricing distribution of the credit card loan portfolio. In addition, cost of funds decreased from 6.18% for the nine months ended March 31, 1996 to 5.86% for the nine months ended March 31, 1997.

  The following tables provide an analysis of net interest income, average balance sheet data, net interest margin and interest rate spread for the three-month and nine-month periods ended March 31, 1997 and 1996.

                                                                 Three Months Ended March 31,
                                         ---------------------------------------------------------------------------------
                                                          1997                                        1996
                                         ------------------------------------       --------------------------------------
                                           Average       Average                      Average        Average
                                           Balance        Rate       Interest         Balance         Rate        Interest
                                         -----------     -------     --------       -----------      -------      --------
                                                                      (Dollars in thousands)
ASSETS
Earning assets
 Cash equivalents                        $    10,863      6.20%      $    166       $    99,752        7.91%      $  1,961
 Federal funds sold                          417,463      5.38          5,537           102,029        5.51          1,399
 Investments                               3,609,329      6.31         56,933         2,581,606        6.82         44,046
 Loans                                     5,107,212      7.13         91,063         4,495,506        8.68         97,596
                                         -----------     -----       --------       -----------       -----       --------
  Total earning assets                     9,144,867      6.72%      $153,699         7,278,893        7.97%      $145,002

Other assets                               1,234,854                                  1,035,701
                                         -----------                                -----------
  Total assets                           $10,379,721                                $ 8,314,594
                                         ===========                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
 Bank notes and other borrowings         $ 5,150,548      5.92%      $ 75,154       $ 3,785,644        6.00%      $ 56,466
 Interest-bearing deposits                 1,735,017      5.99         25,630         1,671,450        6.33         26,298
 Federal funds purchased                   1,575,836      5.47         21,267         1,511,539        5.56         20,883
                                         -----------     -----       --------       -----------       -----       --------
  Total interest-bearing liabilities       8,461,401      5.85%      $122,051         6,968,633        5.98%      $103,647
Other liabilities                            623,872                                    424,439
                                         -----------                                -----------
  Total liabilities                        9,085,273                                  7,393,072
Stockholders' equity                       1,294,448                                    921,522
                                         -----------                                -----------
  Total liabilities and stockholders'
   equity                                $10,379,721                                $ 8,314,594
                                         ===========                                ===========

Net interest margin and net interest
 income (a)                                              -----       --------                         -----       --------
                                                          1.38%      $ 31,648                          2.27%      $ 41,355
                                                         =====       ========                         =====       ========
Interest rate spread (b)                                  0.87%                                        1.99%
                                                         =====                                        =====

OFF-BALANCE-SHEET TRANSACTIONS
 Average securitized loans               $17,775,852     14.73%      $654,490       $13,518,588       14.06%      $475,167
 Securitized loans cost of funds          17,775,852      5.81        254,588        13,518,588        5.99        201,190
                                                         -----       --------                         -----       --------
  Securitized loans net interest
   rate spread                                            8.92%      $399,902                          8.07%      $273,977
                                                         =====       ========                         =====       ========

INCLUDING SECURITIZED LOANS
 Total earning assets                    $26,920,719     12.01%      $808,189       $20,797,481       11.93%      $620,169
 Interest-bearing liabilities             26,237,253      5.82        376,639        20,487,221        5.98        304,837
                                                         -----       --------       -----------       -----       --------
 Net interest margin and net interest
  income (a)                                              6.41%      $431,550                          6.06%      $315,332
                                                         =====       ========                         =====       ========
 Interest rate spread (b)                                 6.19%                                        5.95%
                                                         =====                                        =====

                                                                     Three Months Ended March 31,
                                           ------------------------------------------------------------------------------------
                                                            1997                                          1996
                                           ---------------------------------------        -------------------------------------
                                             Average       Average                          Average       Average
                                             Balance        Rate          Interest          Balance        Rate        Interest
                                           -----------     -------        --------        -----------     -------      --------
                                                                      (Dollars in thousands)
ASSETS
Earning assets
 Cash equivalents                          $    48,626      7.79%        $    2,842       $    89,033      8.42%      $    5,631
 Federal funds sold                            289,183      5.40             11,716           118,922      5.80            5,180
 Investments                                 3,292,977      6.43            158,779         2,460,820      6.81          125,702
 Loans                                       4,472,913      8.26            277,163         3,998,203      8.53          255,757
                                           -----------     -----         ----------       -----------    ------       ----------
  Total earning assets                       8,103,699      7.41%        $  450,500         6,666,978      7.85%        $392,270

Other assets                                 1,270,853                                      1,023,776
                                           -----------                                    -----------
  Total assets                             $ 9,374,552                                    $ 7,690,754
                                           ===========                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities
 Bank notes and other borrowings           $ 4,459,250      5.94%        $  198,950       $ 3,231,974      6.24       $  151,417
 Interest-bearing deposits                   1,559,194      5.96             69,734         1,878,018      6.44           90,926
 Federal funds purchased                     1,560,202      5.47             64,022         1,295,533      5.78           56,312
                                           -----------     -----         ----------       -----------     -----       ----------
  Total interest-bearing liabilities         7,578,646      5.85%        $  332,706         6,405,525      6.21%      $  298,655
Other liabilities                              580,896                                        437,932
                                           -----------                                    -----------
  Total liabilities                          8,159,542                                      6,843,457
Stockholders' equity                         1,215,010                                        847,297
                                           -----------                                    -----------
  Total liabilities and stockholders'
   equity                                  $ 9,374,552                                    $ 7,690,754
                                           ===========                                    ===========

Net interest margin and net interest                       -----         ----------                       -----       ----------
 income (a)                                                 1.94%        $  117,794                        1.87%      $   93,615
                                                           =====         ==========                       =====       ==========
Interest rate spread (b)                                    1.56%                                          1.64%
                                                           =====                                          =====

OFF-BALANCE-SHEET TRANSACTIONS
 Average securitized loans                 $16,425,798     14.80%        $1,822,884       $12,055,475     14.08%      $1,273,193
 Securitized loans cost of funds            16,425,798      5.86            722,811        12,055,475      6.17          559,035
                                                           -----         ----------                       -----       ----------
  Securitized loans net interest rate
   spread                                                   8.94%        $1,100,073                        7.91%      $  714,158
                                                           =====         ==========                       =====       ==========

INCLUDING SECURITIZED LOANS
 Total earning assets                      $24,529,497     12.36%        $2,273,384       $18,722,453     11.86%      $1,665,463
 Interest-bearing liabilities               24,004,444      5.86          1,055,517        18,461,000      6.18          857,690
                                                           -----         ----------                       -----       ----------
 Net interest margin and net interest
  income (a)                                                6.62%        $1,217,867                        5.75%      $  807,773
                                                           =====         =========                        =====       ==========
 Interest rate spread (b)                                   6.50%                                          5.68%
                                                           =====                                          =====

--------------------
(a) Net interest margin is computed by dividing net interest income by average total earning assets.
(b) Interest rate spread is the average earning assets rate minus the average interest-bearing liabilities rate.

OTHER OPERATING INCOME

  Other operating income was $288.6 million for the three months ended March 31, 1997 compared with $292.5 million for the three months ended March 31, 1996.
The three months ended March 31, 1997 included a $6.9 million increase in securitization income due to additional gains on the transfers of credit card loans pursuant to securitization structures from the 31.5% increase in average securitized loans, offset by a reduction in the fair value of the asset recorded as a result of such gains due to a reduction in projected interest rate spread on the securitized loans resulting primarily from an increase in estimated credit losses. In addition, the Company realized an increase in other operating income resulting primarily from increased payment processing volume for Paymentech, which was more than offset by the change in method of accounting for Paymentech to the equity method. During the three months ended March 31, 1997, Paymentech processed approximately $10.2 billion in sales volume in approximately 335 million total transactions.

  For the nine months ended March 31, 1997, other operating income was $1.0 billion, compared with $841.8 million for the nine months ended March 31, 1996. The nine months ended March 31, 1997 included a $110.3 million gain of the sale of Paymentech common stock and a $36.4 million increase in securitization income, due to the recognition of gains on transfers of credit card loans pursuant to securitization structures from the 36.3% increase in average securitized loans, partially offset by a reduction in the fair value of the asset recorded as a result of such gains due to a reduction in projected interest rate spread on the securitized loans resulting primarily from an increase in estimated credit losses. In addition, the Company realized a $21.6 million increase in other operating income resulting primarily from increased payment processing volume for Paymentech, partially offset by the change in method of accounting for Paymentech to the equity method. During the nine months ended March 31, 1997, Paymentech processed approximately $30.3 billion in sales volume in approximately 941 million total transactions.

OTHER OPERATING EXPENSES

  Other operating expenses, excluding amortization of intangibles, increased 41.6% to $227.5 million for the three months ended March 31, 1997, versus $160.6 million for the three months ended March 31, 1996. Postage, shipping, stationery and supplies increased $22.3 million, data processing and communications increased $11.5 million, and other expenses increased $25.9 million due to increased marketing costs associated with loan solicitations and increased accounts, transaction volumes and balances, related to the 27.0% increase in average managed loans. Salaries and employee benefits increased $4.4 million primarily due to the increase in number of employees. Occupancy and equipment expenses increased $2.8 million primarily due to facility expansions. The increases to other operating expenses were partially offset by the Company's change in method of accounting for Paymentech to the equity method.

  Other operating expenses, excluding amortization of intangibles, increased 35.4% to $694.5 million for the nine months ended March 31, 1997, compared with $513.0 million for the nine months ended March 31, 1996. Postage, shipping, stationery and supplies increased $19.4 million, data processing and communications increased $30.9 million, and other expenses, which include Paymentech's one-time charge of $15.5 million, increased $77.6 million due primarily to increased marketing costs associated with loan solicitations and increased accounts, transaction volumes and balances, related to the 30.2% increase in average managed loans. Salaries and employee benefits increased $38.7 million primarily due to the increase in number of employees. Occupancy and equipment expenses increased $14.8 million primarily due to facility expansions. The increases to other operating expenses were partially offset by the Company's change in method of accounting for Paymentech to the equity method.

ASSET QUALITY

  The Company's delinquency and net credit loss rates at any time reflect, among other factors, the quality of the credit card loans, the average seasoning of the Company's accounts, the success of the Company's collection efforts and general economic conditions.

  As a result of a slower rate of growth, intense competition and the overall softening in consumer credit, delinquency and net credit loss rates for the Company trended higher during the quarter. Over the past year, new unseasoned loans continued to become a smaller percentage of managed credit card loans, which contributed to the increase in managed delinquency and managed credit card loss rates. In light of these conditions, the Company continues to tighten and refine credit underwriting. The Company believes that while recent delinquency trends have improved due to credit tightening efforts, the net credit loss rates continue to increase as a result of seasoning and will generally follow industry trends. The managed delinquency rate improved to 4.96% at March 31, 1997, compared with 5.19% at December 31, 1996. The managed net credit loss rate for the three and nine months ended March 31, 1997 was 5.01% and 4.77%, respectively. The Company's focus continues to be to optimize the profitability of each account within the context of acceptable risk characteristics. The Company has developed a credit process through the experience of numerous marketing, credit and risk management tests which the Company believes is a reliable basis for predicting the asset quality of new accounts. The Company also believes that its frequent and early contact with delinquent customers, as well as active portfolio management, has a significant impact on predicting delinquency trends and managing net credit losses.

Delinquencies

  The following table represents the delinquency trends of the Company's loans as reported for financial purposes and for managed loans. An account is contractually delinquent if the minimum payment is not received by the due date. It is the Company's policy to accrue interest and fee income on all credit card accounts, except as specified below, until the account is charged off. In certain situations where an account becomes delinquent and a legitimate hardship exists, a loan may qualify to be placed on nonaccrual status, provided that the account is closed and the credit card is returned. All hardship situations result in either a charge off of the account or a re-establishment to reliable paying status. The Company has stringent policies governing the placement of accounts into hardship and the ultimate disposition of these accounts.

                                     At March 31, 1997                 At June 30, 1996
                                   -------------------------     ---------------------------
                                                 Percent of                      Percent of
                                      Loans      Total Loans         Loans       Total Loans
                                   ----------    -----------     -----------     ----------
                                                   (Dollars in thousands)
Managed Loans
-------------
Loans outstanding                  $23,242,476     100.00%        $18,727,825      100.00%
                                   ===========     ======         ===========      ======
Loans delinquent
  35 to 64 days                    $   347,211       1.49%        $   272,496        1.46%
  65 to 94 days                        213,059       0.92             159,814        0.85
  95 or more days                      593,511       2.55             378,193        2.02
                                   -----------     ------         -----------       -----
          Total                    $ 1,153,781       4.96%        $   810,503        4.33%
                                   ===========     ======         ===========       =====
As Reported
-----------
Loans outstanding                  $ 4,994,421     100.00%        $ 3,564,434      100.00%
                                   ===========     ======         ===========      ======
Loans delinquent
  35 to 64 days                    $    51,251       1.03%        $    37,221        1.04%
  65 to 94 days                         30,514       0.61              21,182        0.60
  95 or more days                       83,340       1.67              50,497        1.42
                                   -----------     ------         -----------      ------
          Total                    $   165,105       3.31%        $   108,900        3.06%
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

  The following table presents the Company's net credit losses for the periods indicated:

                                                 Three Months Ended                Nine Months Ended
                                                       March 31,                         March 31,
                                            ----------------------------      ----------------------------
                                                1997            1996             1997             1996
                                            ------------     -----------      -----------      -----------
                                                                (Dollars in thousands)
Managed Loans
-------------
Average loans outstanding                   $22,883,064      $18,014,094      $20,898,711      $16,053,678
Net credit losses                           $   286,346      $   151,425      $   747,864      $   377,268
Net credit losses as a percentage
   of average loans outstanding                    5.01%            3.36%            4.77%            3.13%

As Reported
-----------
Average loans outstanding                   $ 5,107,212      $ 4,495,506      $ 4,472,913      $ 3,998,203
Net credit losses                           $    35,080      $    23,646      $    92,033      $    60,534
Net credit losses as a percentage
   of average loans outstanding                    2.75%            2.10%            2.74%            2.02%

PROVISION AND ALLOWANCE FOR POSSIBLE CREDIT LOSSES

  The provision for possible credit losses includes current period credit losses and an amount which, in the judgment of management, is necessary to maintain the allowance for possible credit losses at a level that reflects known and inherent risks in the loan portfolio. For the three and nine months ended March 31, 1997, the Company's provision for possible credit losses was $36.9 million and $142.3 million, respectively, which included charges of $1.8 million and $50.3 million, respectively, to increase the allowance for possible credit losses, due primarily to the increase in on-balance-sheet loans. This compared to provisions of $25.7 million and $66.6 million for the three and nine months ended March 31, 1996, respectively.

FUNDING AND LIQUIDITY

  Traditional asset liquidity is provided by cash, cash equivalents and investments. These items represented 40.4%, 42.8%, and 44.3% of the Company's assets as of March 31, 1997, June 30, 1996, and March 31, 1996, respectively.

  The Company had securitized loans of $18.2 billion, $15.2 billion and $14.9 billion at March 31, 1997, June 30, 1996, and March 31, 1996, respectively. During the nine months ended March 31, 1997, the Company completed securitizations of approximately $3.9 billion. At March 31, 1997, securitized loans had a weighted average remaining life of 3.5 years. The market for securities backed by receivables is a reliable, efficient and cost-effective source of funds, which the Company plans to continue to use as a source of funding.

  When securitized loans amortize, First USA Bank's funding requirements increase accordingly. The Company plans to fund future amortization of securitizations through additional securitizations of loans, issuance of bank and deposit notes, acceptance of additional deposits and the use of other bank liabilities.

  The Company had $2.6 billion and $1.9 billion in bank notes outstanding at March 31, 1997 and June 30, 1996, respectively. At March 31, 1997, bank notes had average maturities of 1.7 years. In addition, the Company had approximately $1.3 billion and $1.0 billion of term federal funds purchased at March 31, 1997 and June 30, 1996, respectively. The average maturities of the term federal funds purchased were 3 months at March 31, 1997.

  Interest-bearing deposits, which primarily represent brokered and directly placed deposits, totaled $1.6 billion at March 31, 1997 and $1.5 billion at June 30, 1996. The maturity distribution for interest-bearing deposits equal to or more than $100,000 is set forth in the following table.

                                                At March 31, 1997
                                           ----------------------------
                                            Amount              Percent
                                           -----------          -------
                                              (Dollars in thousands)
Equal to or more than $100,000
------------------------------
Less than three months                     $   389,481            24.06%
Three to nine months                           406,691            25.12
Nine to twelve months                          335,657            20.73
More than twelve months                        487,070            30.09
                                           -----------           ------
                                           $ 1,618,899           100.00%
                                           ===========           ======

  In December 1995, First USA Financial, Inc., the Company's wholly owned subsidiary, entered into a $300 million, five-year, unsecured revolving credit facility with a bank syndicate. The credit facility bears interest based on LIBOR plus 0.25% to 0.65% and commitment fees ranging from 0.125% to 0.25% on the unused portion based on First USA Financial, Inc.'s debt to capitalization ratio. The revolving credit facility provides a source of additional liquidity to manage cash flow, provide capital to subsidiaries for expansion and for other corporate uses. At March 31, 1997, there were no borrowings under the revolving credit facility.

  At March 31, 1997, the Company had interest rate swap agreements with commercial banks having a total notional principal amount of $2.2 billion. The Company enters into interest rate swap agreements to convert fixed rate liabilities to floating rate liabilities as an efficient alternative to issuing floating rate funding sources.

  In December 1996, Paymentech completed a public offering pursuant to which the Company and Paymentech sold 4.4 million and 3.1 million shares of Paymentech common stock, respectively, for $34 per share. Net proceeds to the Company from the sale of a portion of its investment in Paymentech were $144.3 million and the Company recognized a pre-tax gain of $110.3 million. As a result of the offerings, the Company's ownership in Paymentech was reduced from 77% to 57%.

  The Company currently accounts for its investment in Paymentech under the equity method due to the Company's and Banc One's plans to further reduce ownership in Paymentech subsequent to the Merger, but only in a manner that will preserve "pooling of interests" accounting treatment of the Merger, and due to the insignificance of the Company's investment in Paymentech to its consolidated financial statements. The Company previously consolidated Paymentech in its financial statements.

  During December 1996, First USA Capital Trust I (the "Capital Trust"), a wholly owned Delaware business trust, completed a $200 million underwritten offering of 9.33% tax deductible mandatorily redeemable preferred securities. The Capital Trust invested the proceeds from the securities in junior subordinated debentures, due January 15, 2027, issued by the Company. Proceeds from the sale of the junior subordinated debentures by the Company were used for general corporate purposes, including capital contributions to operating subsidiaries.

  The Company and the Capital Trust agreed, pursuant to a registration rights agreement, to register new capital securities that are identical in most material respects with the SEC and to exchange the new capital securities for those that were offered in December 1996. The Company and the Capital Trust have accordingly filed a registration statement on Form S-4 with the SEC to register the new capital securities and expect to complete the exchange offer in the second quarter of 1997.

  During fiscal 1994, the Company issued 5.75 million shares of 6 1/4% mandatory convertible preferred stock. As required by the Merger Agreement, the Company has called for redemption all of the shares of the Company's preferred stock on and as of May 20, 1997, the date on which the preferred stock becomes convertible at the option of the Company. Upon such redemption, all such shares of preferred stock will be exchanged for shares of the Company's common stock and accordingly no shares of the Company's preferred stock will be outstanding on the effective date of the Merger.

INVESTMENTS

  The Company's investments, which totaled $3.7 billion and $2.9 billion at March 31, 1997 and June 30, 1996, respectively, consist primarily of variable rate U.S. government agency mortgage-backed securities which enhance yield and provide a source of secondary liquidity through repurchase agreements and are primarily classified as held-to-maturity. The average maturity based on historical payment rates of the investment portfolio at March 31, 1997 was approximately 6.5 years.

  The following table presents maturities of the investment portfolio at March 31, 1997 and reflects scheduled payments and expected prepayments based on historical payment rates.

                                 Amount         Percentage     Yield
                              ---------         ----------     -----
                                        (Dollars in thousands)
Within 1 year                 $   473,223        12.84%        6.38%
1 - 5 years                     1,436,598        38.98         6.35
5 - 10 years                      923,024        25.04         6.36
After 10 years                    852,970        23.14         6.32
                              -----------       ------         ----
    Total carrying value      $ 3,685,815       100.00%        6.35%
                              ===========       ======         ====

CAPITAL ADEQUACY

  The Company's stockholders' equity increased to $1.3 billion at March 31, 1997, compared with $1.1 billion at June 30, 1996, primarily as a result of retained earnings. In addition, the Company's tangible equity increased to $1.3 billion at March 31, 1997, from $955.0 million at June 30, 1996.

  First USA Bank's stockholder's equity increased from $0.9 billion at June 30, 1996 to $1.3 billion at March 31, 1997, primarily as a result of capital contributions from the Company of $250 million and retained earnings, partially offset by dividends paid to the Company. First USA Bank is subject to the capital adequacy guidelines adopted by the Federal Deposit Insurance Corporation. At March 31, 1997, First USA Bank's risk-based total capital ratio was 24.56%, its Tier 1 capital ratio was 20.69%, and its leverage ratio was 12.13%. At March 31, 1997, First USA Bank met the requirements of a "well capitalized" institution.

INCOME TAXES

  The Company's consolidated provision for income taxes includes state and federal income tax components. The Company's effective income tax rate was 36.1% and 35.9% for the three and nine months ended March 31, 1997, respectively, compared with 36.3% and 36.6% for the three and nine months ended March 31, 1996, respectively. The decrease in effective rate is due primarily to the change in the method of accounting for Paymentech to the equity method.

CAPITAL EXPENDITURES

  The Company spent $77.1 million and $60.0 million for capital expenditures for fiscal 1996 and the nine months ended March 31, 1997, respectively. Capital expenditures are made generally to accommodate growth in loans and provide for increased operating efficiencies. In addition, the Company has incurred capital expenditures related to facility expansions and additions.

SELECTED RATIOS

  The following table presents certain financial ratios for the Company and First USA Bank for the periods indicated:

                                     Three Months Ended   Nine Months Ended
                                           March 31,            March 31,
                                     --------  --------   --------  --------
                                       1997    1996 (a)     1997    1996 (a)
                                     --------  --------   --------  --------
First USA, Inc.
 Return on assets (b)                  0.93%     4.09%      2.49%     3.45%
 Return on stockholders' equity (b)    7.45     36.90      19.18     31.31
 Average stockholders' equity to
   average assets                     12.47     11.08      12.96     11.02

First USA Bank
 Return on assets                      1.25%     4.46%      2.20%     3.87%
 Return on stockholder's equity        9.87     44.84      18.24     40.21
 Average stockholder's equity to
   average assets                     12.64      9.95      12.05      9.62
 Net interest margin (managed)         6.41      6.07       6.63      5.75

(a) As described in Note A to the Company's Notes to Interim Condensed Consolidated Financial Statements, the data for the three and nine months ended March 31, 1996 has been restated to reflect the recognition of gains on the securitization of credit card loans and to expense certain costs to solicit new accounts in the period they were incurred. The effects of these restatements on the three and nine months ended March 31, 1996 was an increase to net income of $20.9 million, or $0.15 per share, and $21.0 million, or $0.16 per share, respectively.

(b) Data for the nine months ended March 31, 1997, excludes Paymentech's one-time merger, integration and impairment charge of $15.5 million. This one-time charge reduced the Company's net income for the first fiscal quarter by $7.4 million, or $0.06 per share.

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

      2.2 Amendment dated as of April 23, 1997 to Agreement and Plan of Merger dated January 19, 1997, by and between BANC ONE CORPORATION and First USA, Inc., filed as Exhibit 2.2 to BANC ONE CORPORATION's Current Report on Form 8-K dated April 24, 1997 and incorporated by reference herein.

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

      4.6 Indenture dated as of December 20, 1996 between the Company and The Bank of New York, as trustee, relating to the Company's Series A Junior Subordinated Deferrable Interest Debentures due 2027, filed as Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996 and incorporated by reference herein.

      4.7 Form of Certificate of the Company's Series A Junior Subordinated Deferrable Interest Debentures due 2027, filed as
                Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996 and incorporated by reference herein.

      4.8 Amended and Restated Declaration of Trust of First USA Capital Trust I dated as of December 20, 1996 among the administrative trusses, The Bank of New York (Delaware) as Delaware trustee, The Bank of New York, as property trustee and First USA, Inc. as sponsor, filed as Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996 and incorporated by reference herein.

     10.1 Stock Option Agreement, dated January 19, 1997, between First USA, Inc., as issuer, and BANC ONE CORPORATION, as grantee, filed as Exhibit 99.1 on the Company's Current Report on Form 8-K, filed on January 28, 1997 and incorporated by reference herein.

     10.2 Stock Option Agreement, dated January 19, 1997, between BANC ONE CORPORATION, as issuer, and First USA, Inc., as grantee, filed as Exhibit 99.2 on the Company's Current Report on Form 8-K, filed on January 28, 1997 and incorporated by reference herein.

     10.3 Pooling and Servicing Agreement, dated as of December 3, 1996, between First USA Securitization Corporation, as Transferor, First USA Federal Savings Bank, as Servicer, and Bankers Trust (Delaware), as Trustee, filed as Exhibit 99 on the Company's Current Report on Form 8-K, filed on January 2, 1997 and incorporated by reference herein.

     10.4 Series 1997-1 Supplement, dated as of February 4, 1997, to the Pooling and Servicing Agreement, dated as of September 1, 1992, between First USA Bank, as Transferor and Servicer, and The Bank of New York (Delaware), as Trustee, filed as Exhibit 99 to the Company's Current Report on Form 8-K filed on February 12, 1997 and incorporated by reference herein.

     10.5 Pooling & Servicing Agreement, dated as of March 7, 1997, between First USA Federal Savings Bank, as Transferor and Servicer, and Bankers Trust (Delaware), as Trustee, filed as
                Exhibit 99 to the Company's Current Report on Form 8-K filed on April 9, 1997 and incorporated by reference herein.

     11*        Computation of Net Income per Share.
     27*        Financial Data Schedule

------------
* Filed herewith.

b.  Reports on Form 8-K filed during the quarter ended March 31, 1997:

    Form 8-K filed January 2, 1997:

      Item 5.  Other Events - Securitization of credit card receivables
      Item 7.  Financial Information and Exhibits

    Form 8-K filed January 28, 1997:

      Item 5.  Other Events - Merger Agreement with BANC ONE CORPORATION
      Item 7.  Financial Information and Exhibits

    Form 8-K filed February 12, 1997:

      Item 5.  Other Events - Securitization of credit card receivables
      Item 7.  Financial Information and Exhibits

    Reports on Form 8-K filed subsequent to the quarter ended March 31, 1997:

    Form 8-K filed April 9, 1997:

      Item 5.  Other Events - Securitization of credit card receivables
      Item 7.  Financial Information and Exhibits

    Form 8-K filed April 24, 1997:

      Item 5. Other Events - Restatement of prior financial statements and amendment to the Merger Agreement with BANC ONE CORPORATION

    Form 8-K filed April 25, 1997:

      Item 5. Other Events - Announcement of Redemption of 6 1/4% Mandatory Convertible Preferred Stock, $0.01 par value
      Item 7.  Financial Information and Exhibits

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  Date:     May 15, 1997


                            FIRST USA, INC.



                            By: /s/ Jack M. Antonini
                                -------------------------------------------
                                Jack M. Antonini
                                Vice Chairman and Chief Financial Officer
                                (Principal Financial Officer and Duly Authorized Officer)

                               INDEX OF EXHIBITS
                               -----------------


Exhibit Number           Description of Exhibit
--------------           ----------------------
11                Computation of Net Income Per Share.
27                Financial Data Schedule.